Form 10-Q
period 2024-02-29
Black Hawk Acquisition Corp
filed 2024-04-19
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-41667

Black Hawk Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4125 Blackhawk Plaza Circle, Suite 166

Danville, CA 94506

(Address of principal executive offices)

Tel: (915) 217-4482

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one right entitling the holder to receive one-fifth (1/5) of one ordinary share upon the consummation of our initial business combination	BKHAU	The Nasdaq Global Market
Ordinary shares, par value $0.0001 per share	BKHA	The Nasdaq Global Market
Rights, each right entitling the holder to receive one-fifth (1/5) of one ordinary share upon the consummation of our initial business combination	BKHAR	The Nasdaq Global Market

As of April 19, 2024, 8,929,500 ordinary shares, including ordinary shares of the underlying units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED FEBRUARY 29, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	February 29, 2024	November 30, 2023
Assets:
Current Assets
Cash	$59,402	$125,100
Due from related party	30,900	30,900
Prepaid expenses	1,542	-
Total Current Assets	91,844	156,000
Deferred offering costs	135,062	107,000
Total Assets	$226,906	$263,000

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accrued offering costs and expenses	$1,460	$6,853
Promissory note – related party	250,000	250,000
Total Current Liabilities	251,460	256,853

Commitments and Contingencies – see Note 6

Shareholders’ Equity (Deficit)
Class A ordinary shares, $0.0001 par value; 450,000,000(1) shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized(1); 1,725,000 shares issued and outstanding(2)	172	172
Additional paid-in capital	24,828	24,828
Accumulated deficit	(49,554)	(18,853)
Total Shareholders’ Equity (Deficit)	(24,554)	6,147
Total Liabilities and Shareholders' Equity (Deficit)	$226,906	$263,000

(1)	Represents the number of shares to be authorized upon the effectiveness of the initial public offering.
(2)	Includes up to 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months ended February 29, 2024
Formation and operating costs	$30,701
Net loss	$(30,701)

Basic and diluted weighted average shares outstanding(1)	1,500,000
Basic and diluted net loss per share	$(0.02)

(1)	Excludes an aggregate of up to 225,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance–November 30, 2023	1,725,000	$172	$24,828	$(18,853)	$6,147
Net loss	-	-	-	(30,701)	(30,701)
Balance–February 29, 2024	1,725,000	$172	$24,828	$(49,554)	$(24,554)

(1)	Includes up to 225,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended February 29, 2024
Cash Flows from Operating Activities:
Net loss	$(30,701)
Adjustments to reconcile net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expense	(1,542)
Accrued expenses	(5,393)
Net cash used in operating activities	(37,636)

Cash Flows from Financing Activities:
Payment of deferred offering costs	(28,062)
Net cash used financing activities	(28,062)

Net change in cash	(65,698)
Cash, Beginning of period	125,100
Cash, End of the period	$59,402

Supplemental Disclosure of Non-cash Financing Activities

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

Black Hawk Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on September 28, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of February 29, 2024, the Company had not commenced any operations. All activities through February 29, 2024 are related to the Company’s formation and the proposed initial public offering (“Proposed Public Offering”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected November 30 as its fiscal year end.

The Company’s sponsor is Black Hawk Management LLC (the “Sponsor”), a Delaware limited liability company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering of 6,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit (or 6,900,000 Units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 222,000 units (or 235,500 units if the underwriters’ over-allotment option is exercised in full) (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Sponsor that will close simultaneously with the Proposed Public Offering (see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.05 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the Private Units, net of the underwriters’ fees and expenses described herein and other accountable expenses, will be placed in the Trust Fund and will be invested only in U.S. government treasury bills, bonds or notes with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and which invest solely in U.S. Treasuries. The Trust Fund will be deposited into a trust account (“Trust Account”) in the U.S. to be released only in the event of either: (i) the consummation of a Business Combination or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have 15 months (or up to 18 months or up to 21 months if it extends such period) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). If the Company anticipates that that it may not be able to consummate initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 21 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $690,000, or $793,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case or an aggregate of $1,380,000 (or $1,587,000 if the over-allotment option is exercised in full), on or prior to the date of the applicable deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the other Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Shareholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.05.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.05 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Going Concern Consideration

As of February 29, 2024, the Company had $59,402 in cash and working capital deficit of $159,616. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel-Hamas war, and related sanctions on the world economy, which is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on March 26, 2024. The interim results for the three months ended February 29, 2024 are not necessarily indicative of the results that may be expected through November 30, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $59,402 and $125,100 in cash and none in cash equivalents as of February 29, 2024 and November 30, 2023, respectively.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to shareholders’ equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. Deferred offering costs of $135,062 and $107,000 consisted of legal and other costs incurred through February 29, 2023 and November 30, 2023, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 29, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Notes 5). As of February 29, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Proposed Public Offering

Pursuant to the Proposed Public Offering, the Company intends to offer for sale 6,000,000 Units (or 6,900,000 Units if the over-allotment option is exercised in full) at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fifth (1/5) of one right (“Public Right”). Each Public Right will convert into one Class A ordinary share upon the consummation of a Business Combination.

Note 4 — Private Placement

The Sponsor has agreed to purchase an aggregate of 222,000 Private Units (or 235,500 Private Units if the over-allotment option is exercised in full) at a price of $10.00 per Private Unit for an aggregate purchase price of $2,220,000, or $2,355,000, if the over-allotment option is exercised in full, in a private placement that will occur simultaneously with the closing of the Proposed Public Offering. Each Private Unit will consist of one Class A ordinary share (“Private Share”) and one-fifth (1/5) of one right (“Private Right”). Each Private Right will convert into one Class A ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares.

As of February 29, 2024, there were 1,725,000 Founder Shares issued and outstanding among which, up to 225,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Sponsor will beneficially own 20% of the Company’s issued and outstanding shares after the Proposed Public Offering (not including the shares to be issued to the underwriter upon the consummation of the Proposed Public Offering or the shares underlying the private placement units and assuming the it does not purchase any Public Shares in the Proposed Public Offering and excluding the Private Units).

The Initial Shareholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares for a time period ending on the date that is the earlier of (A) six months after the completion of the Company’s initial business combination or (B) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of the public shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the converted shares of our Class A ordinary shares will be released from the lock-up if (1) the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if the Company complete a transaction after the initial business combination which results in all of the shareholders having the right to exchange their shares for cash, securities or other property. The Initial Shareholders also agree not to transfer any ownership interest in, except to permitted transferees, their private placement until at least 30 days following the completion of the business combination. However, if after a business combination there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the Founder Shares or the private placement units (or any shares of ordinary shares thereunder) shall be permitted to participate.

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. As of February 29, 2024, $30,900 was outstanding to be paid by the Sponsor; the amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. As of February 29, 2024, $250,000 was outstanding under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of February 29, 2024, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services.

Note 6 — Commitments and Contingency

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the prospectus, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Right of First Refusal

The Company has granted EF Hutton for a period of 18 months after the date of the consummation of the Company’s Business Combination, an irrevocable right of first refusal to act as lead left book-running managing underwriter or lead left placement agent with at least 50% of the economics; or, in the case of a three-handed deal, 40% of the economics, for any and all future public and private equity, convertible and debt offerings.

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from on the date of the Proposed Public Offering, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480.

The underwriters will be entitled to a cash underwriting discount of 1.0% of the gross proceeds of the Proposed Public Offering, or $600,000 (or $690,000 if the over-allotment option is exercised in full). In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO or $2,415,000 will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, the Company will issue the underwriters 1% of the gross proceeds of this offering as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per Class A ordinary share, which will equal 60,000 shares (or 69,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of this offering.

Note 7 — Shareholders’ Equity

Ordinary Shares — The Company’s Post-offering Memorandum and Articles to be adopted with effect from the effectiveness of Proposed Public Offering will be authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. At February 29, 2024, there were 1,725,000 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 225,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Sponsor will own 20% of the issued and outstanding shares after the Proposed Public Offering (not including the shares to be issued to the underwriter upon the consummation of the Proposed Public Offering or the shares underlying the private placement units and assuming the Sponsor does not purchase any public units in the Proposed Public Offering and excluding the Private Shares underlying the Private Units).

Rights — Each holder of a right will receive one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review as further disclosed in the footnotes, management identified the following subsequent events requiring disclosure in the financial statement.

On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO.

On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, or $0.0126 par value per ordinary share (up to 258,750 Class B ordinary shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised in full or in part).

On March 22, 2024, the Company sold 6,900,000 Units at a price of $10.00 per Unit generating gross proceeds of $69,000,000. Each Unit consists of one Class A ordinary share and one-fifth (1/5) of one right (“Public Right”). Each Public Right will convert into one Class A ordinary share upon the consummation of a Business Combination. Additionally, the Company issued the underwriters 69,000 shares of Class A ordinary shares for the representative shares, at the closing of the IPO as part of representative compensation on March 22, 2024.

Simultaneously with the closing of the IPO on March 22, 2024, the Sponsor purchased an aggregate of 235,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,355,000 in a private placement.

On March 25, 2024, the Company repaid $250,000 Promissory Note issue to the Sponsor; this amount was offset by $30,900 due to the Company resulting in a net payment of $219,100 to the Sponsor.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Black Hawk Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (“IPO” as defined below), and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through February 29, 2024, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended February 29, 2024, we had a net loss of $30,701, which consists of loss of $30,701 derived from formation and operating costs.

Liquidity and Capital Resources

On March 22, 2024, we consummated our IPO of 6,900,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 235,500 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating total gross proceeds of $2,355,000.

Upon the closing of the IPO and the private placement on March 22, 2024, a total of $69,345,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters in the IPO in an amount equal to 3.5% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of February 29, 2024, we had cash of $59,402 and a working capital deficit of $159,616. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 29, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. As of February 29, 2024, $30,900 was outstanding to be paid by the Sponsor; the amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. As of February 29, 2024, $250,000 was outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services.

Underwriting Agreement

We granted EF Hutton, the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480.

The underwriters were paid a cash underwriting discount of 1.0% of the gross proceeds of the IPO or $690,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO or $2,415,000 will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, the Company will issue the underwriters 1% of the gross proceeds of this offering as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per Class A ordinary share, which will equal 60,000 shares (or 69,000 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of this offering.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of February 29, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of February 29, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of February 29, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2023, the Sponsor received 17,250,000 of Company’s shares of common stock in exchange for $25,000 paid for deferred offering costs borne by the founder. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock converted to 1,725,000 Class B ordinary shares. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share.

On March 22, 2024, the Company consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive one-fifth (1/5) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $69,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 1,035,000 Units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 235,500 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share and one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,355,000.

Following the closing of our IPO, an aggregate of $69,345,000 from the net proceeds of the IPO and the sale of the Private Placement Units was held in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 19, 2024

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)