Form 10-Q
period 2024-05-31
Black Hawk Acquisition Corp
filed 2024-06-28
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2024

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

As of June 28, 2024, 8,929,500 ordinary shares, including ordinary shares of the underlying units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED MAY 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION
BALANCE SHEETS
(Unaudited)

	May 31, 2024	November 30, 2023
Assets:
Current Assets
Cash	$366,670	$125,100
Due from related party	-	30,900
Prepaid expenses	88,300	-
Total Current Assets	454,970	156,000

Deferred offering costs	-	107,000
Investments held in Trust Account	70,013,169	-
Total Assets	$70,468,139	$263,000

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued offering costs and expenses	$31,250	$6,853
Promissory note – related party	-	250,000
Total Current Liabilities	31,250	256,853

Deferred underwriting fee payable	2,415,000	-
Total Liabilities	2,446,250	256,853

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 6,900,000 shares and 0 share issued and outstanding at redemption value of $10.15 and $0.00 at May 31, 2024 and November 30, 2023, respectively	70,013,169	-

Shareholders’ Equity (Deficit)
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares and 0 share issued and outstanding at May 31, 2024 and November 30, 2023, respectively	203	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 share and 1,725,000 shares issued and outstanding as of May 31, 2024 and November 30, 2023, respectively	-	172
Additional paid-in capital	-	24,828
Accumulated deficit	(1,991,483)	(18,853)
Total Shareholders’ Equity (Deficit)	(1,991,280)	6,147
Total Liabilities and Shareholders’ Equity (Deficit)	$70,468,139	$263,000

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31, 2024	For the Six Months Ended May 31, 2024
General and administrative expenses	$335,259	$365,960
Related party administrative fees	23,945	23,945
Loss from Operations	(359,204)	(389,905)

Other income:
Interest income	1,971	1,971
Interest earned on marketable securities held in Trust Account	668,169	668,169
Total other income	670,140	670,140
Net income	$310,936	$280,235

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,250,000	2,639,344
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	$0.06
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	1,841,475
Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.04	$0.06

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2024

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2023	-	$-	1,725,000	$172	$24,828	$(18,853)	$6,147
Net loss	-	-	-	-	-	(30,701)	(30,701)
Balance–February 29, 2024	-	-	1,725,000	172	24,828	(49,554)	(24,554)
Proceeds from sale of IPO Units	6,900,000	690	-	-	68,999,310	-	69,000,000
Proceeds from sale of Private Placement Units	235,500	24	-	-	2,354,976	-	2,355,000
Issuance of representative shares	69,000	7	-	-	689,993	-	690,000
Common stock subject to possible redemption	(6,900,000)	(690)	-	-	(69,344,310)	-	(69,345,000)
Conversion of Class B to Class A ordinary shares	1,725,000	172	(1,725,000)	(172)	-	-	-
Underwriter commissions	-	-	-	-	(3,795,000)	-	(3,795,000)
Offering costs	-	-	-	-	(679,743)	165,250	(514,493)
Accretion of additional paid in capital to accumulated deficit	-	-	-	-	1,749,946	(1,749,946)	-
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(668,169)	(668,169)
Net income	-	-	-	-	-	310,936	310,936
Balance – –May 31, 2024	2,029,500	$203	-	$-	$-	$(1,991,483)	$(1,991,280)

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended May 31, 2024
Cash Flows from Operating Activities:
Net income	$280,235
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(668,169)
Changes in operating assets and liabilities:
Prepaid expenses	(88,300)
Accounts payable and accrued expenses	24,397
Net cash used in operating activities	(451,837)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(69,345,000)
Net cash used in investing activities	(69,345,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	69,000,000
Proceeds from sale of Private Placements units	2,355,000
Proceeds from issuance of ordinary shares to underwriter	690,000
Proceeds from due from related party	30,900
Payment of underwriter compensation	(690,000)
Repayment of promissory note - related party	(250,000)
Payment of offering costs	(1,097,493)
Net cash provided by financing activities	70,038,407

Net Changes in Cash	241,570
Cash - Beginning of period	125,100
Cash - End of period	$366,670

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of Class B to Class A shares	$172
Initial classification of common stock subject to possible redemption	$69,345,000
Accretion of additional paid in capital to accumulated deficit	$1,749,946
Change in value of Class A common stock subject to possible redemption	$668,169
Deferred underwriting fee payable	$2,415,000

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

As of May 31, 2024, the Company had not commenced any operations. All activities through May 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

The Company’s sponsor is Black Hawk Management LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on March 20, 2024. On March 22, 2024, the Company consummated the IPO of 6,900,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 235,500 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,355,000, which is described in Note 4.

Transaction costs amounted to $4,474,743, consisted of $690,000 cash underwriting, $2,415,000 deferred underwriting fees (payable only upon completion of a Business Combination), $690,000 issuance of representative shares and $679,743 other offering costs.

Upon the closing of the IPO and the private placement on March 22, 2024, a total of $69,345,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company will have 15 months (or up to 18 months or up to 21 months if it extends such period) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). If the Company anticipates that that it may not be able to consummate initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 21 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $690,000 ($0.10 per Public Share) or an aggregate of $1,380,000, on or prior to the date of the applicable deadline.

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

Going Concern Consideration

As of May 31, 2024, the Company had $366,670 in cash and working capital of $423,720. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

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

Risks and Uncertainties

Management has evaluated the impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel-Hamas war, and related sanctions on the world economy, which is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on March 26, 2024. The interim results for the three and six months ended May 31, 2024 are not necessarily indicative of the results that may be expected through November 30, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $366,670 and $125,100 in cash and none in cash equivalents as of May 31, 2024 and November 30, 2023, respectively.

Investment Held in Trust Account

As of May 31, 2024 and November 30, 2023, the Company had $70,013,169 and none in investment held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $4,474,743 consisting principally of $3,795,000 underwriting fees $679,743 legal and other expenses that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per common is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. As of May 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income (loss) per share for the period presented.

	Three Months Ended May 31, 2024		Six Months Ended May 31, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income	$224,248	$86,688	$165,067	$115,168

Denominator:
Basic and diluted weighted average shares outstanding	5,250,000	2,029,500	2,639,344	1,841,475
Basic and diluted net income per share	$0.04	$0.04	$0.06	$0.06

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

Note 3 — Initial Public Offering

On March 22, 2024, the Company sold 6,900,000 Units at a price of $10.00 per Unit generating gross proceeds of $69,000,000. Each Unit consists of one Class A ordinary share and one-fifth (1/5) of one right (“Public Right”). Each Public Right will convert into one Class A ordinary share upon the consummation of a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 235,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,355,000 in a private placement. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. Each Private Unit will consist of one Class A ordinary share (“Private Share”) and one-fifth (1/5) of one right (“Private Right”). Each Private Right will convert into one Class A ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of May 31, 2024 and November 30, 2023, there were 1,725,000 Founder Shares issued and outstanding.

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

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. The amount was unsecured, interest-free and due on demand, which was offset with the repayment of the Promissory Note on March 25, 2024. As of May 31, 2024 and November 30, 2023, the Company had a total due from related party of $0 and $30,900, respectively.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. The entire loan amount was repaid by the Company on March 25, 2024. There was $0 and $250,000 outstanding under the Promissory Note as of May 31, 2024 and November 30, 2023, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of May 31, 2024 and November 30, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $23,945 for the six months ended May 31, 2024, the entire amount was paid to the Sponsor. As of May 31, 2024 and November 30, 2023, there was no amount due to the Sponsor.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of this prospectus, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 22, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not excise the over-allotment option, as such, there was no liability accrued on the balance sheet as of May 31, 2024.

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

Note 7 — Shareholders’ Equity

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of May 31, 2024 and November 30, 2023, there were 2,029,500 Class A ordinary shares (excluding 6,900,000 Class A ordinary shares subject to redemption) and 1,725,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	May 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in Trust Account	$70,013,169	$70,013,169	-	-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review as further disclosed in the footnotes, management did not identify any material subsequent event requiring disclosure in the financial statement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through May 31, 2024, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended May 31, 2024, we had net income of $310,936, which consisted of general and administrative expenses of $335,259, related party administrative fees of $23,945, offset by interest income of $670,140.

For the six months ended May 31, 2024, we had net income of $280,235, which consisted of general and administrative expenses of $365,960, related party administrative fees of $23,945, offset by interest income of $670,140.

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

As of May 31, 2024, we had cash of $366,670 and a working capital of $423,720. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The Company will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

Upon closing of a Business Combination, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,415,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Additionally, we issued the underwriters 69,000 shares common stock, or the representative shares, at the closing of the IPO as part of representative compensation.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of May 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of May 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of May 31, 2024.

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

Date: June 28, 2024

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)