Form 10-Q
period 2024-08-31
Black Hawk Acquisition Corp
filed 2024-09-23
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one-fifth (1/5) of one right entitling the holder thereof to receive one Class A ordinary share upon the consummation of our initial business combination	BKHAU	The Nasdaq Global Market
Ordinary shares, par value $0.0001 per share	BKHA	The Nasdaq Global Market
Rights, each right entitling the holder to receive one Class A ordinary share upon the consummation of our initial business combination	BKHAR	The Nasdaq Global Market

As of September 23, 2024, 8,929,500 ordinary shares, including ordinary shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED AUGUST 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION
BALANCE SHEETS
(Unaudited)

	August 31, 2024	November 30, 2023
Assets:
Current Assets
Cash	$323,846	$125,100
Due from related party	-	30,900
Prepaid expenses	68,658	-
Total Current Assets	392,504	156,000

Deferred offering costs	-	107,000
Investments held in Trust Account	70,978,661	-
Total Assets	$71,371,165	$263,000

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued offering costs and expenses	$50,509	$6,853
Promissory note – related party	-	250,000
Total Current Liabilities	50,509	256,853

Deferred underwriting fee payable	2,415,000	-
Total Liabilities	2,465,509	256,853

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 6,900,000 shares and 0 share issued and outstanding at redemption value of $10.29 and $0.00 as of August 31, 2024 and November 30, 2023, respectively	70,978,661	-

Shareholders’ Equity (Deficit)
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares and 0 share issued and outstanding as of August 31, 2024 and November 30, 2023, respectively	203	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 share and 1,725,000 shares issued and outstanding as of August 31, 2024 and November 30, 2023, respectively	-	172
Additional paid-in capital	-	24,828
Accumulated deficit	(2,073,208)	(18,853)
Total Shareholders’ Equity (Deficit)	(2,073,005)	6,147
Total Liabilities and Shareholders’ Equity (Deficit)	$71,371,165	$263,000

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31, 2024	For the Nine Months Ended August 31, 2024
General and administrative expenses	$54,903	$420,863
Related party administrative fees	30,000	53,945
Loss from Operations	(84,903)	(474,808)

Other income:
Interest income	3,178	5,149
Interest earned on marketable securities held in Trust Account	965,492	1,633,661
Total other income	968,670	1,638,810
Net income	$883,767	$1,164,002

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,900,000	4,064,727
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.20
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	1,904,378
Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.10	$0.20

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2023	-	$-	1,725,000	$172	$24,828	$(18,853)	$6,147
Net loss	-	-	-	-	-	(30,701)	(30,701)
Balance – February 29, 2024	-	$-	1,725,000	$172	$24,828	$(49,554)	$(24,554)
Proceeds from sale of IPO Units	6,900,000	690	-	-	68,999,310	-	69,000,000
Proceeds from sale of Private Placement Units	235,500	24	-	-	2,354,976	-	2,355,000
Issuance of representative shares	69,000	7	-	-	689,993	-	690,000
Common stock subject to possible redemption	(6,900,000)	(690)	-	-	(69,344,310)	-	(69,345,000)
Conversion of Class B to Class A ordinary shares	1,725,000	172	(1,725,000)	(172)	-	-	-
Underwriter commissions	-	-	-	-	(3,795,000)	-	(3,795,000)
Offering costs	-	-	-	-	(679,743)	165,250	(514,493)
Accretion of additional paid in capital to accumulated deficit	-	-	-	-	1,749,946	(1,749,946)	-
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(668,169)	(668,169)
Net income	-	-	-	-	-	310,936	310,936
Balance – May 31, 2024	2,029,500	$203	-	$-	$-	$(1,991,483)	$(1,991,280)
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(965,492)	(965,492)
Net income	-	-	-	-	-	883,767	883,767
Balance – August 31, 2024	2,029,500	$203	-	$-	$-	$(2,073,208)	$(2,073,005)

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

For the Nine Months Ended August 31, 2024
Cash Flows from Operating Activities:
Net income	$1,164,002
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,633,661)
Changes in operating assets and liabilities:
Prepaid expenses	(68,658)
Accounts payable and accrued expenses	43,656
Net cash used in operating activities	(494,661)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(69,345,000)
Net cash used in investing activities	(69,345,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	69,000,000
Proceeds from sale of Private Placements units	2,355,000
Proceeds from issuance of ordinary shares to underwriter	690,000
Proceeds from due from related party	30,900
Payment of underwriter compensation	(690,000)
Repayment of promissory note - related party	(250,000)
Payment of offering costs	(1,097,493)
Net cash provided by financing activities	70,038,407

Net Changes in Cash	198,746
Cash - Beginning of period	125,100
Cash - End of period	$323,846

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of Class B to Class A shares	$172
Initial classification of common stock subject to possible redemption	$69,345,000
Accretion of additional paid in capital to accumulated deficit	$1,749,946
Change in value of Class A common stock subject to possible redemption	$1,633,661
Deferred underwriting fee payable	$2,415,000

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

Black Hawk Acquisition Corporation (the “Company”) is a blank check company incorporated under the laws of the Cayman Islands with limited liability on September 28, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of August 31, 2024, the Company had not commenced any operations. All activities through August 31, 2024 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

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

Going Concern Consideration

As of August 31, 2024, the Company had $323,846 in cash and working capital of $341,995. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on March 26, 2024. The interim results for the three and nine months ended August 31, 2024 are not necessarily indicative of the results that may be expected through November 30, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $323,846 and $125,100 in cash and none in cash equivalents as of August 31, 2024 and November 30, 2023, respectively.

Investment Held in Trust Account

As of August 31, 2024 and November 30, 2023, the Company had $70,978,661 and none in investment held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no unrecognized tax benefits, and no amounts accrued for interest and penalties as of August 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Stockholders. As of August 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

	Three Months Ended August 31, 2024		Nine Months Ended August 31, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income	$682,904	$200,863	$792,640	$371,362

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	2,029,500	4,064,727	1,904,378
Basic and diluted net income per share	$0.10	$0.10	$0.20	$0.20

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of August 31, 2024 and November 30, 2023, there were 1,725,000 Founder Shares issued and outstanding.

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

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. The amount was unsecured, interest-free and due on demand, which was offset with the repayment of the Promissory Note on March 25, 2024. As of August 31, 2024 and November 30, 2023, the Company had a total due from related party of $0 and $30,900, respectively.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. The entire loan amount was repaid by the Company on March 25, 2024. There was $0 and $250,000 outstanding under the Promissory Note as of August 31, 2024 and November 30, 2023, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of August 31, 2024 and November 30, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 and $53,945 for the three and nine months ended August 31, 2024, respectively, the entire amount was paid to the Sponsor. As of August 31, 2024 and November 30, 2023, there was no amount due to the Sponsor.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 22, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not excise the over-allotment option, as such, there was no liability accrued on the balance sheet as of August 31, 2024.

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

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of August 31, 2024 and November 30, 2023, there were 2,029,500 Class A ordinary shares (excluding 6,900,000 and 0 Class A ordinary shares subject to redemption, respectively) and 1,725,000 Class B ordinary shares issued and outstanding, respectively.

Rights — Each holder of a right will receive one share of Class A Ordinary Share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	August 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$70,978,661	$70,978,661	-	-

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through August 31, 2024, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended August 31, 2024, we had net income of $883,767, which consisted of general and administrative expenses of $54,903, related party administrative fees of $30,000, offset by interest income of $968,670.

For the Nine months ended August 31, 2024, we had net income of $1,164,002, which consisted of general and administrative expenses of $420,863, related party administrative fees of $53,945, offset by interest income of $1,638,810.

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

As of August 31, 2024, we had cash of $323,846 and a working capital of $341,995. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of August 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of August 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of August 31, 2024.

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

On March 22, 2024, the Company consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one-fifth (1/5) of one right entitling the holder thereof to receive one Class A ordinary share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $69,000,000. The Company also granted the underwriters a 45-day option to purchase up to an additional 1,035,000 Units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 235,500 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Class A Ordinary Share and one-fifth (1/5) of one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,355,000.

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

Date: September 23, 2024

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)