Form 10-Q
period 2025-02-28
Black Hawk Acquisition Corp
filed 2025-04-10
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2025

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

As of April 10, 2025, 8,929,500 ordinary shares, including ordinary shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION
BALANCE SHEETS
(Unaudited)

	February 28, 2025	November 30, 2024
Assets:
Current Assets
Cash	$101,528	$264,842
Prepaid expenses	103,734	49,229
Total Current Assets	205,262	314,071

Investments held in Trust Account	72,595,175	71,829,264
Total Assets	$72,800,437	$72,143,335

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accrued offering costs and expenses	$69,701	$70,978
Total Current Liabilities	69,701	70,978

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,484,701	2,485,978

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 6,900,000 shares and 6,900,000 shares issued and outstanding at redemption value of $10.52 and $10.41 as of February 28, 2025 and November 30, 2024, respectively	72,595,175	71,829,264

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares issued and outstanding	203	203
Additional paid-in capital	-	-
Accumulated deficit	(2,279,642)	(2,172,110)
Total Shareholders’ Deficit	(2,279,439)	(2,171,907)
Total Liabilities and Shareholders’ Deficit	$72,800,437	$72,143,335

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024
General and administrative expenses	$78,769	$30,701
Related party administrative fees	30,000	-
Loss from Operations	(108,769)	(30,701)

Other income:
Interest income	1,237	-
Interest earned on investments held in Trust Account	765,911	-
Total other income	767,148	-
Net income (loss)	$658,379	$(30,701)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,900,000	-
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.07	$-
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	1,500,000
Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares	$0.07	$(0.02)

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025

	Ordinary Shares
	Class A		Class B		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – November 30, 2024	2,029,500	$203	-	$-	$(2,172,110)	$(2,171,907)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(765,911)	(765,911)
Net income	-	-	-	-	658,379	658,379
Balance – February 28, 2025	2,029,500	$203	-	$-	$(2,279,642)	$(2,279,439)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2023	-	$-	1,725,000	$172	$24,828	$(18,853)	$6,147
Net loss	-	-	-	-	-	(30,701)	(30,701)
Balance – February 29, 2024	-	$-	1,725,000	$172	$24,828	$(49,554)	$(24,554)

The accompanying notes are an integral part of the unaudited financial statements.

BLACK HAWK ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 28, 2025	For the Three Months Ended February 29, 2024
Cash Flows from Operating Activities:
Net income (loss)	$658,379	$(30,701)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Operating cost paid by the Sponsor	-	-
Interest earned on investments held in Trust Account	(765,911)	-
Changes in operating assets and liabilities:
Prepaid expenses	(54,505)	(1,542)
Accrued offering costs and expenses	(1,277)	(5,393)
Net Cash Used in Operating Activities	(163,314)	(37,636)

Cash Flows from Financing Activities:
Payment of offering costs	-	(28,062)
Net Cash Used in Financing Activities	-	(28,062)

Net Change in Cash	(163,314)	(65,698)
Cash at the beginning of the period	264,842	125,100
Cash at the end of the period	$101,528	$59,402

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$765,911	$-

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

As of February 28, 2025, the Company had not commenced any operations. All activities through February 28, 2025 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

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

Transaction costs amounted to $4,474,743, consisted of $690,000 cash underwriting, $2,415,000 deferred underwriting fees (payable only upon completion of a Business Combination), $690,000 for the issuance of representative shares and $679,743 other offering costs.

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

Going Concern Consideration

As of February 28, 2025, the Company had $101,528 in cash and working capital of $135,561. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 7, 2025. The interim results for the three months ended February 28, 2025 are not necessarily indicative of the results that may be expected through November 30, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $101,528 and $264,842 in cash and none in cash equivalents as of February 28, 2025 and November 30, 2024, respectively.

Investments Held in Trust Account

As of February 28, 2025 and November 30, 2024, the Company had $72,595,175 and $71,829,264 in investment held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of February 28, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. As of February 28, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Class A ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

	Three Months Ended February 28, 2025		Three Months Ended February 29, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income (loss)	$508,742	$149,637	$-	$(30,701)

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	2,029,500	-	1,500,000
Basic and diluted net income (loss) per share	$0.07	$0.07	$-	$(0.02)

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on investments held in Trust Account which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and formation and operational costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of February 28, 2025 and there was no significant impact.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 as of February 28, 2025 and there was no significant impact.

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of February 28, 2025 and November 30, 2024, there were 1,725,000 Founder Shares issued and outstanding.

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

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. The amount was unsecured, interest-free and due on demand, which was offset with the repayment of the Promissory Note on March 25, 2024. As of February 28, 2025 and November 30, 2024, the Company had no amount due from related party.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. The entire loan amount was repaid by the Company on March 25, 2024. The Company had no borrowings under the Promissory Note as of February 28, 2025 and November 30, 2024.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of February 28, 2025 and November 30, 2024, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 for the three months ended February 28, 2025. The entire amount was paid to the Sponsor, and as such, there was no amount due to the Sponsor as of February 28, 2025.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 22, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not excise the over-allotment option, as such, there was no liability accrued on the balance sheet as of February 28, 2025.

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

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of February 28, 2025 and November 30, 2024, there were 2,029,500 Class A ordinary shares (excluding 6,900,000 Class A ordinary shares subject to redemption) issued and outstanding.

Rights — Each holder of a right will receive one share of Class A Ordinary Share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of Class A Ordinary Share underlying the rights.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of February 28, 2025 and November 30, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	February 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$72,595,175	$72,595,175	-	-

	November 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$71,829,264	$71,829,264	-	-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review as further disclosed in the footnotes, management did not identify any material subsequent event requiring disclosure in the financial statement.

On March 10, 2025, the Company entered into a non-binding letter of intent (the “LOI”) with a business combination target (the “Target”), regarding a potential business combination involving the Target (the “Proposed Transaction”). On March 15, 2025, the Company and Target executed a subsequent letter of intent with an exclusivity period extending until the last day of April 2025 (the “Exclusive LOI”). Pursuant to the LOI, the Target deposited $100,000 into the Company’s operating account (the “First Deposit”) to cover the costs related to Proposed Transaction. The First Deposit became non-refundable on the 10th day following the execution of the Exclusive LOI.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10K filed on February 7, 2025 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On March 10, 2025, the Company entered into a non-binding letter of intent (the “LOI”) with a business combination target (the “Target”), regarding a potential business combination involving the Target (the “Proposed Transaction”). On March 15, 2025, the Company and Target executed a subsequent letter of intent with an exclusivity period extending until the last day of April 2025 (the “Exclusive LOI”). Pursuant to the LOI, the Target deposited $100,000 into the Company’s operating account (the “First Deposit”) to cover the costs related to Proposed Transaction. The First Deposit became non-refundable on the 10th day following the execution of the Exclusive LOI.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through February 28, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended February 28, 2025, we had net income of $658,379, which consisted of general and administrative expenses of $78,769, related party administrative fees of $30,000, offset by interest income of $767,148.

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

As of February 28, 2025, we had cash of $101,528 and a working capital of $135,561. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

Upon closing of a Business Combination, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the IPO, or $2,415,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Additionally, we issued the underwriters 69,000 Class A ordinary shares, or the representative shares, at the closing of the IPO as part of representative compensation.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of February 28, 2025 and there was no significant impact.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 as of February 28, 2025 and there was no significant impact.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of February 28, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of February 28, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of February 28, 2025.

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

Date: April 10, 2025

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)