Form 10-K/A
period 2024-11-30
Black Hawk Acquisition Corp
filed 2025-04-11
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 10, 2025, there were 8,929,500 ordinary shares, par value $0.0001 per share, issued and outstanding.

Explanatory Note

This Amendment No.1 (the “Amendment”) to the annual report on Form 10-K (File No. 001-41667), originally filed on April 10, 2025 (the “Original Filing”), is being filed solely for the purpose of including Exhibit 99.3, a copy of the Company’s Executive Compensation Recovery Policy (the “Clawback Policy”), which was inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the exhibit index, the signature page and the revised certifications.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Second Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2**	Specimen Ordinary Shares Certificate
4.3**	Specimen Rights Certificate
4.4*	Rights Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
5.1***	Opinion of Celine and Partners, P.L.L.C.
5.2***	Opinion of Ogier
10.1*	Form of Letter Agreement among the Registrant and the Sponsor, Officers, and Directors
10.2*	Investment Management Trust Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
10.3*	Registration Rights Agreement by and between the Registrant and Insiders
10.4*	Form of Indemnity Agreement
10.5*	Subscription Agreement, as amended, between the Registrant and Black Hawk Management LLC
10.6***	Administrative Services Agreement
14.1***	Code of Ethics
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1***	Audit Committee Charter
99.2***	Compensation Committee Charter
99.3****	Clawback Policy

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 26, 2024.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 26, 2024.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 5, 2024
****	Filed herewith

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

Signature	Title	Date

/s/ Kent Louis Kaufman	Chief Executive Officer and Chairman	April 10, 2025
Mr. Kent Louis Kaufman	(Principal Executive Officer and Principal Accounting and Financial Officer)

3