Form 10-Q
period 2025-05-31
Black Hawk Acquisition Corp
filed 2025-06-26
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-41984

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one-fifth (1/5) of one right entitling the holder to receive one ordinary share upon the consummation of our initial business combination	BKHAU	The Nasdaq Global Market
Ordinary shares, par value $0.0001 per share	BKHA	The Nasdaq Global Market
Rights, each right entitling the holder to receive one ordinary share upon the consummation of our initial business combination	BKHAR	The Nasdaq Global Market

As of June 26, 2025, 8,929,500 ordinary shares, including ordinary shares of the underlying units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED MAY 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2025	November 30, 2024
Assets:
Current Assets
Cash	$72,914	$264,842
Prepaid expenses	66,609	49,229
Total Current Assets	139,523	314,071

Investments held in Trust Account	73,362,798	71,829,264
Total Assets	$73,502,321	$72,143,335

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accrued offering costs and expenses	$1,043	$70,978
Due to target company	250,000	-
Total Current Liabilities	251,043	70,978

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	2,666,043	2,485,978

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 6,900,000 shares and 6,900,000 shares issued and outstanding at redemption value of $10.63 and $10.41 as of May 31, 2025 and November 30, 2024, respectively	73,362,798	71,829,264

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares issued and outstanding	203	203
Additional paid-in capital	-	-
Accumulated deficit	(2,526,723)	(2,172,110)
Total Shareholders’ Deficit	(2,526,520)	(2,171,907)
Total Liabilities and Shareholders’ Deficit	$73,502,321	$72,143,335

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2025	2024	2025	2024
General and administrative expenses	$217,598	$335,259	$296,367	$365,960
Related party administrative fees	30,000	23,945	60,000	23,945
Loss from operations	(247,598)	(359,204)	(356,367)	(389,905)

Other income
Interest income	517	1,971	1,754	1,971
Interest earned on investments held in Trust Account	767,623	668,169	1,533,534	668,169
Total other income	768,140	670,140	1,535,288	670,140
Net income	$520,542	$310,936	$1,178,921	$280,235

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	6,900,000	5,250,000	6,900,000	2,639,344

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.06	$0.04	$0.13	$0.06

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	2,029,500	2,029,500	1,841,475

Basic and diluted net income (loss) per share, non-redeemable Class A ordinary shares	$0.06	$0.04	$0.13	$0.06

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025

	Ordinary Shares					Total
	Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – November 30, 2024	2,029,500	$203	-	$-	$(2,172,110)	$(2,171,907)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(765,911)	(765,911)
Net income	-	-	-	-	658,379	658,379
Balance – February 28, 2025	2,029,500	$203	-	$-	$(2,279,642)	$(2,279,439)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(767,623)	(767,623)
Net income	-	-	-	-	520,542	520,542
Balance – May 31, 2025	2,029,500	$203	-	$-	$(2,526,723)	$(2,526,520)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2024

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2023	-	$-	1,725,000	$172	$24,828	$(18,853)	$6,147
Net loss	-	-	-	-	-	(30,701)	(30,701)
Balance – February 29, 2024	-	-	1,725,000	172	24,828	(49,554)	(24,554)
Proceeds from sale of IPO Units	6,900,000	690	-	-	68,999,310	-	69,000,000
Proceeds from sale of Private Placement Units	235,500	24	-	-	2,354,976	-	2,355,000
Issuance of representative shares	69,000	7	-	-	689,993	-	690,000
Common stock subject to possible redemption	(6,900,000)	(690)	-	-	(69,344,310)	-	(69,345,000)
Conversion of Class B to Class A ordinary shares	1,725,000	172	(1,725,000)	(172)	-	-	-
Underwriter commissions	-	-	-	-	(3,795,000)	-	(3,795,000)
Offering costs	-	-	-	-	(679,743)	165,250	(514,493)
Accretion of additional paid in capital to accumulated deficit	-	-	-	-	1,749,946	(1,749,946)	-
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(668,169)	(668,169)
Net income	-	-	-	-	-	310,936	310,936
Balance – May 31, 2024	2,029,500	$203	-	$-	$-	$(1,991,483)	$(1,991,280)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2025	For the Six Months Ended May 31, 2024
Cash Flows from Operating Activities:
Net income	$1,178,921	$280,235
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,533,534)	(668,169)
Changes in operating assets and liabilities:
Prepaid expenses	(17,380)	(88,300)
Accrued offering costs and expenses	(69,935)	24,397
Net cash used in operating activities	(441,928)	(451,837)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	-	(69,345,000)
Net cash used in investing activities	-	(69,345,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	-	69,000,000
Proceeds from sale of Private Placements units	-	2,355,000
Proceeds from issuance of ordinary shares to underwriter	-	690,000
Proceeds from related party	-	30,900
Proceeds from target company	250,000	-
Payment of underwriter compensation	-	(690,000)
Repayment of promissory note - related party	-	(250,000)
Payment of offering costs	-	(1,097,493)
Net cash provided by financing activities	250,000	70,038,407

Net Changes in Cash	(191,928)	241,570
Cash - Beginning of period	264,842	125,100
Cash - End of period	$72,914	$366,670

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of Class B to Class A shares	$-	$172
Initial classification of common stock subject to possible redemption	$-	$69,345,000
Accretion of additional paid in capital to accumulated deficit	$-	$1,749,946
Change in value of Class A common stock subject to possible redemption	$1,533,534	$668,169
Deferred underwriting fee payable	$-	$2,415,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

Black Hawk Acquisition Corporation (the “Company” or “Black Hawk”), is a blank check company incorporated under the laws of the Cayman Islands with limited liability on September 28, 2023. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of May 31, 2025, the Company had not commenced any operations. All activities through May 31, 2025 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

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

On March 10, 2025, the Company entered into a non-binding letter of intent (the “LOI”) with a business combination target, Vesicor Therapeutics, Inc. (“Vesicor”), regarding a potential business combination (the “Transaction”). Vesicor is a California-based early development stage biotechnology corporation focused on the development of p53-based cancer therapeutics delivered via precision-engineered microvesicles.

On March 15, 2025, the Company and Vesicor executed a subsequent letter of intent with an exclusivity period extending until the last day of April 2025 (the “Exclusive LOI”). Pursuant to the LOI, Vesicor deposited two non-refundable deposits totaling $250,000 into the Company’s operating account to cover the costs related to Proposed Transaction.

On April 22, 2025, BH Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of the Company and a Delaware corporation, was formed to be the surviving company after the merger in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

Business Combination Agreement

On April 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among Vesicor and Merger Sub, of which Vesicor shall reincorporate into the State of Delaware so as to migrate to and domesticate as a Delaware corporation on the day that is one (1) Business Day prior to the Closing Date. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will merge with Vesicor, resulting in Vesicor being the wholly owned subsidiary of the Company, who will continue to be the listed company on the Nasdaq Stock Market and change its name to Vesicor. At the effective time of the Proposed Transaction, Vesicor’s shareholders and management will receive the right to receive a number of shares of Black Hawk’s common stock equal to the consideration ratio as further specified in the Business Combination Agreement. The shares held by certain Vesicor’s shareholders will be subject to lock-up agreements for a period of six (6) months following the closing of the Proposed Transaction, subject to certain exceptions.

The Transaction values Vesicor at a pre-money equity value of $70 million. Existing Vesicor shareholders and management will not receive any cash proceeds as part of the transaction and will roll over 100% of their equity into the combined company.

The Transaction, which has been approved unanimously by the boards of directors of both Black Hawk and Vesicor, is subject to regulatory approvals, the approvals by the shareholders of Black Hawk and Vesicor, respectively, and the satisfaction of certain other customary closing conditions including the approval by Nasdaq of the listing application of the combined company. The Business Combination is expected to be completed by the fourth quarter of 2025.

Going Concern Consideration

As of May 31, 2025, the Company had $72,914 in cash and working capital deficit of $111,520. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

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

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected.. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 7, 2025. The interim results for the three and six months ended May 31, 2025 are not necessarily indicative of the results that may be expected through November 30, 2025 or for any future periods.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $72,914 and $264,842 in cash and none in cash equivalents as of May 31, 2025 and November 30, 2024, respectively.

Investments Held in Trust Account

As of May 31, 2025 and November 30, 2024, the Company had $73,362,798 and $71,829,264 in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of May 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. As of May 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Class A ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

	Three Months Ended May 31, 2025		Three Months Ended May 31, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income (loss)	$402,233	$118,309	$224,248	$86,688

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	2,029,500	5,250,000	2,029,500
Basic and diluted net income (loss) per share	$0.06	$0.06	$0.04	$0.04

	Six Months Ended May 31, 2025		Six Months Ended May 31, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income (loss)	$910,975	$267,946	$165,067	$115,168

Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	2,029,500	2,639,344	1,841,475
Basic and diluted net income (loss) per share	$0.13	$0.13	$0.06	$0.06

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of May 31, 2025 and November 30, 2024, there were 1,725,000 Founder Shares issued and outstanding.

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

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. The amount was unsecured, interest-free and due on demand, which was offset with the repayment of the Promissory Note on March 25, 2024. As of May 31, 2025 and November 30, 2024, the Company had no amount due from related party.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. The entire loan amount was repaid by the Company on March 25, 2024. The Company had no borrowings under the Promissory Note as of May 31, 2025 and November 30, 2024.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of May 31, 2025 and November 30, 2024, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 and $60,000 for the three months and six months ended May 31, 2025, respectively. The entire amount was paid to the Sponsor, and as such, there was no amount due to the Sponsor as of May 31, 2025.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 22, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not excise the over-allotment option, as such, there was no liability accrued on the balance sheet as of May 31, 2025.

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

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of May 31, 2025 and November 30, 2024, there were 2,029,500 Class A ordinary shares (excluding 6,900,000 Class A ordinary shares subject to redemption) issued and outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2025 and November 30, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	May 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$73,362,798	$73,362,798	-	-

	November 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$71,829,264	$71,829,264	-	-

Note 9 — Segment Information

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2025	2024	2025	2024
General and administrative expenses	$217,598	$335,259	$296,367	$365,960
Interest earned on investments held in Trust Account	$767,623	$668,169	$1,533,534	$668,169

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review as further disclosed in the footnotes and except as disclosed below, management did not identify any material subsequent event requiring disclosure in the financial statement.

On June 10, 2025, the Company filed an Amendment No. 1 to the definitive proxy statement (the “Proxy Statement”) in connection with an extraordinary general meeting of the Company’s shareholders to be held on June 20, 2025 to consider and vote on, among the other proposals, a proposal to amend its Second Amended and Restated Memorandum and Articles of Association to extend the timeline the Company has to consummate a business combination from June 22, 2025 to December 22, 2026 (the “Extension Proposal”). On June 20, 2025, the Company filed a supplement to its Proxy Statement  to inform its shareholders that if the Extension Proposal is approved and the extension is implemented, (i) the Company will waive its right to withdraw up to $100,000 of interest from the trust account to pay dissolution expenses (ii) the Company will file a Current Report on Form 8-K to alert its shareholders when each extension contribution has been deposited into the Trust Account, and (iii) the Company will not seek shareholder approval to modify the terms of the extension during the extension period. On the same day, the Company filed an additional supplement to its Proxy Statement to modify the terms of the Trust Agreement Amendment Proposal by removing the phrase “up to $55,000 per one-month extension”. Following this modification, the Trust Amendment Proposal now provides for an amendment to the Company’s investment management trust agreement, dated as of March 20, 2024, to allow the Company to extend the termination date up to eighteen (18) times for an additional one (1) month each time from the June 22, 2025 to December 22, 2026 by depositing into the trust account an amount equal to $0.033 multiplied by the number of ordinary shares sold to the public in the Company’s initial public offering and that remain outstanding after giving effect to the shares that are redeemed in connection with the vote on the Extension Proposal for each one-month extended.

On June 20, 2025, the Company filed a Current Report on Form 8-K to disclose that the extraordinary general meeting has been adjourned to June 23, 2025. On June 23, 2025, the Company filed another Current Report on Form 8-K to disclose that the extraordinary general meeting has been adjourned to June 27, 2025.

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

Recent Developments

Business Combination Agreement

On April 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among Vesicor and Merger Sub, of which Vesicor shall reincorporate into the State of Delaware so as to migrate to and domesticate as a Delaware corporation on the day that is one (1) Business Day prior to the Closing Date. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will merge with Vesicor, resulting in Vesicor being the wholly owned subsidiary of the Company, who will continue to be the listed company on the Nasdaq Stock Market and change its name to Vesicor. At the effective time of the Proposed Transaction, Vesicor’s shareholders and management will receive the right to receive a number of shares of Black Hawk’s common stock equal to the consideration ratio as further specified in the Business Combination Agreement. The shares held by certain Vesicor’s shareholders will be subject to lock-up agreements for a period of six (6) months following the closing of the Proposed Transaction, subject to certain exceptions.

The Transaction values Vesicor at a pre-money equity value of $70 million. Existing Vesicor shareholders and management will not receive any cash proceeds as part of the transaction and will roll over 100% of their equity into the combined company.

The Transaction, which has been approved unanimously by the boards of directors of both Black Hawk and Vesicor, is subject to regulatory approvals, the approvals by the shareholders of Black Hawk and Vesicor, respectively, and the satisfaction of certain other customary closing conditions including the approval by Nasdaq of the listing application of the combined company. The Business Combination is expected to be completed by the fourth quarter of 2025.

Change of Board of Directors

On April 29, 2025, the Company reported the death of Brandon Miller, a member of the Company’s board of directors (the “Board”) and the Chairperson of the Audit Committee.

On April 29, 2025, the Board appointed Daniel M. McCabe, a current member of the Board and the then Chairperson of the Compensation Committee, to serve as Chairperson of the Audit Committee. On the same day, Mr. McCabe resigned from his position as Chairperson of the Compensation Committee, and the Board appointed Terry W. Protto, a current member of the Board, to serve as Chairperson of the Compensation Committee.

Proxy Statement

On June 10, 2025, the Company filed an Amendment No. 1 to the definitive proxy statement (the “Proxy Statement”) in connection with an extraordinary general meeting of the Company’s shareholders to be held on June 20, 2025 to consider and vote on, among the other proposals, a proposal to amend its Second Amended and Restated Memorandum and Articles of Association to extend the timeline the Company has to consummate a business combination from June 22, 2025 to December 22, 2026 (the “Extension Proposal”). On June 20, 2025, the Company filed a supplement to its Proxy Statement  to inform its shareholders that if the Extension Proposal is approved and the extension is implemented, (i) the Company will waive its right to withdraw up to $100,000 of interest from the trust account to pay dissolution expenses, (ii) the Company will file a Current Report on Form 8-K to alert its shareholders when each extension contribution has been deposited into the Trust Account, and (iii) the Company will not seek shareholder approval to modify the terms of the extension during the extension period. On the same day, the Company filed an additional supplement to its Proxy Statement to modify the terms of the Trust Agreement Amendment Proposal by removing the phrase “up to $55,000 per one-month extension”. Following this modification, the Trust Amendment Proposal now provides for an amendment to the Company’s investment management trust agreement, dated as of March 20, 2024, to allow the Company to extend the termination date up to eighteen (18) times for an additional one (1) month each time from the June 22, 2025 to December 22, 2026 by depositing into the trust account an amount equal to $0.033 multiplied by the number of ordinary shares sold to the public in the Company’s initial public offering and that remain outstanding after giving effect to the shares that are redeemed in connection with the vote on the Extension Proposal for each one-month extended.

On June 20, 2025, the Company filed a Current Report on Form 8-K to disclose that the extraordinary general meeting has been adjourned to June 23, 2025. On June 23, 2025, the Company filed another Current Report on Form 8-K to disclose that the extraordinary general meeting has been adjourned to June 27, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through May 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended May 31, 2025, we had net income of $520,542, which consisted of general and administrative expenses of $217,598, related party administrative fees of $30,000, offset by interest income of $768,140. For the three months ended May 31, 2024, we had net income of $310,936, which consisted of general and administrative expenses of $335,259, related party administrative fees of $23,945, offset by interest income of $670,140.

For the six months ended May 31, 2025, we had net income of $1,178,921, which consisted of general and administrative expenses of $296,367, related party administrative fees of $60,000, offset by interest income of $1,535,288. For the six months ended May 31, 2024, we had net income of $280,235, which consisted of general and administrative expenses of $365,960, related party administrative fees of $23,945, offset by interest income of $670,140.

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

As of May 31, 2025, we had cash of $72,914 and a working capital deficit of $111,520. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Business Combination Agreement

On April 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among Vesicor and Merger Sub, of which Vesicor shall reincorporate into the State of Delaware so as to migrate to and domesticate as a Delaware corporation on the day that is one (1) Business Day prior to the Closing Date. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will merge with Vesicor, resulting in Vesicor being the wholly owned subsidiary of the Company, who will continue to be the listed company on the Nasdaq Stock Market and change its name to Vesicor. At the effective time of the Proposed Transaction, Vesicor’s shareholders and management will receive the right to receive a number of shares of Black Hawk’s common stock equal to the consideration ratio as further specified in the Business Combination Agreement. The shares held by certain Vesicor’s shareholders will be subject to lock-up agreements for a period of six (6) months following the closing of the Proposed Transaction, subject to certain exceptions.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of May 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of May 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of May 31, 2025.

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

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 235,500 Units (the “Private Placement Units”), each Private Placement Unit consisting of one Ordinary Share and one-fifth (1/5) of one right, to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,355,000.

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

Date: June 26, 2025

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)

