Form 10-Q
period 2025-08-31
Black Hawk Acquisition Corp
filed 2025-10-21
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2025

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

As of October 20, 2025, 4,153,577 ordinary shares, including ordinary shares of the underlying units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED AUGUST 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2025	November 30, 2024
Assets:
Current Assets
Cash	$15,000	$264,842
Prepaid expenses	29,530	49,229
Total Current Assets	44,530	314,071

Investments held in Trust Account	23,296,572	71,829,264
Total Assets	$23,341,102	$72,143,335

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accrued offering costs and expenses	$193,952	$70,978
Convertible note - related party	350,076	-
Derivative liability - conversion option	2,140	-
Due to target company	400,000	-
Total Current Liabilities	946,168	70,978

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	3,361,168	2,485,978

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 2,124,077 shares and 6,900,000 shares issued and outstanding at redemption value of $10.97 and $10.41 as of August 31, 2025 and November 30, 2024, respectively	23,296,572	71,829,264

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares issued and outstanding	203	203
Additional paid-in capital	-	-
Accumulated deficit	(3,316,841)	(2,172,110)
Total Shareholders’ Deficit	(3,316,638)	(2,171,907)
Total Liabilities and Shareholders’ Deficit	$23,341,102	$72,143,335

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2025	2024	2025	2024
General and administrative expenses	$311,265	$54,903	$607,632	$420,863
Related party administrative fees	30,000	30,000	90,000	53,945
Loss from operations	(341,265)	(84,903)	(697,632)	(474,808)

Other income
Interest income	43	3,178	1,797	5,149
Interest earned on investments held in Trust Account	494,519	965,492	2,028,053	1,633,661
Change in fair value of derivative liability	1,104	-	1,104	-
Total other income	495,666	968,670	2,030,954	1,638,810
Net income	$154,401	$883,767	$1,333,322	$1,164,002

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	4,096,741	6,900,000	5,958,760	4,064,727

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.10	$0.17	$0.20

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	2,029,500	2,029,500	1,904,378

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.03	$0.10	$0.17	$0.20

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2025

	Ordinary Shares					Total
	Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – November 30, 2024	2,029,500	$203	-	$-	$(2,172,110)	$(2,171,907)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(765,911)	(765,911)
Net income	-	-	-	-	658,379	658,379
Balance – February 28, 2025	2,029,500	$203	-	$-	$(2,279,642)	$(2,279,439)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(767,623)	(767,623)
Net income	-	-	-	-	520,542	520,542
Balance – May 31, 2025	2,029,500	$203	-	$-	$(2,526,723)	$(2,526,520)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(944,519)	(944,519)
Net income	-	-	-	-	154,401	154,401
Balance – August 31, 2025	2,029,500	$203	-	$-	$(3,316,841)	$(3,316,638)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2023	-	$-	1,725,000	$172	$24,828	$(18,853)	$6,147
Net loss	-	-	-	-	-	(30,701)	(30,701)
Balance – February 29, 2024	-	-	1,725,000	172	24,828	(49,554)	(24,554)
Proceeds from sale of IPO Units	6,900,000	690	-	-	68,999,310	-	69,000,000
Proceeds from sale of Private Placement Units	235,500	24	-	-	2,354,976	-	2,355,000
Issuance of representative shares	69,000	7	-	-	689,993	-	690,000
Common stock subject to possible redemption	(6,900,000)	(690)	-	-	(69,344,310)	-	(69,345,000)
Conversion of Class B to Class A ordinary shares	1,725,000	172	(1,725,000)	(172)	-	-	-
Underwriter commissions	-	-	-	-	(3,795,000)	-	(3,795,000)
Offering costs	-	-	-	-	(679,743)	165,250	(514,493)
Accretion of additional paid in capital to accumulated deficit	-	-	-	-	1,749,946	(1,749,946)	-
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(668,169)	(668,169)
Net income	-	-	-	-	-	310,936	310,936
Balance – May 31, 2024	2,029,500	$203	-	$-	$-	$(1,991,483)	$(1,991,280)
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(965,492)	(965,492)
Net income	-	-	-	-	-	883,767	883,767
Balance – August 31, 2024	2,029,500	$203	-	$-	$-	$(2,073,208)	$(2,073,005)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2025	For the Nine Months Ended August 31, 2024
Cash Flows from Operating Activities:
Net income	$1,333,322	$1,164,002
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,028,053)	(1,633,661)
Change in fair value of derivative liability	(1,104)	-
Changes in operating assets and liabilities:
Prepaid expenses	19,699	(68,658)
Accrued offering costs and expenses	126,294	43,656
Net cash used in operating activities	(549,842)	(494,661)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	-	(69,345,000)
Cash deposited in Trust Account	(450,000)	-
Cash withdrawn from Trust to pay redeemed public shareholders	51,010,745	-
Net cash provided by (used in) investing activities	50,560,745	(69,345,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	-	69,000,000
Proceeds from sale of Private Placements units	-	2,355,000
Proceeds from issuance of ordinary shares to underwriter	-	690,000
Proceeds from related party	-	30,900
Proceeds of convertible note - related party	350,000	-
Advances from target company	400,000	-
Payment of underwriter compensation	-	(690,000)
Repayment of promissory note - related party	-	(250,000)
Payment of offering costs	-	(1,097,493)
Payment to redeemed public shareholders	(51,010,745)	-
Net cash provided by (used in) financing activities	(50,260,745)	70,038,407

Net Changes in Cash	(249,842)	198,746
Cash - Beginning of period	264,842	125,100
Cash - End of period	$15,000	$323,846

Supplemental Disclosure of Non-cash Financing Activities:
Conversion of Class B to Class A shares	$-	$172
Initial classification of common stock subject to possible redemption	$-	$69,345,000
Accretion of additional paid in capital to accumulated deficit	$-	$1,749,946
Change in value of Class A common stock subject to possible redemption	$2,478,053	$1,633,661
Deferred underwriting fee payable	$-	$2,415,000
Issuance of convertible note – recognition of derivative liability	$3,244	$-

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

As of August 31, 2025, the Company had not commenced any operations. All activities through August 31, 2025 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

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

2025 Extraordinary General Meeting

The Company filed its definitive proxy statement on June 10, 2025, announcing its Extraordinary General Meeting would be held on June 20, 2025 to vote on three proposals: (i) a proposal by special resolution to amend the Second Amended and Restated Memorandum and Articles of Association to allow the Company to extend the deadline for the Combination Period by up to eighteen (18) one-month extensions, from June 22, 2025 (the “Termination Date”) to December 22, 2026, for a maximum of 36 months from the date of the Company’s initial public offering; (ii) a related proposal by special resolution to amend the Trust Agreement, dated March 20, 2024, by and between Black Hawk and Continental Stock Transfer & Trust Company, to allow for such one-month extensions, with each extension conditioned upon the deposit into the Trust Account of $0.03 per remaining public share (after redemptions) for each month extended;, and (iii) a proposal, by ordinary resolution, to adjourn the Extraordinary General Meeting, to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the proposals.

On June 20, 2025, the Company held its Extraordinary General Meeting which, without conducting any business was adjourned. The Extraordinary General Meeting was adjourned again on June 23, 2025; June 27, 2025; July 1, 2025; and July 3, 2025 in order to solicit additional votes on the matters listed in the notice of Extraordinary General Meeting and the proxy statement, particularly the Trust Amendment Proposal (further described below).

Also on June 20, 2025, the Company filed a supplemental proxy statement revising the language of the Trust Amendment Proposal. Specifically, the original language referencing deposits of “up to $55,000 per one-month extension” was removed and replaced with a new structure. As revised, the proposal allows Black Hawk to extend the Termination Date up to eighteen (18) times, each for an additional one (1) month, from the current Termination Date to December 22, 2026, by depositing into the Trust Account $0.033 per remaining public share (after redemptions) for each monthly extension, in accordance with the Company’s Trust Agreement, dated March 20, 2024, with Continental Stock Transfer & Trust Company, as trustee.

On July 7, 2025, the Company filed a supplemental proxy statement further amending the Extension Proposal. The amendment revised the proposed termination date from June 22, 2025 to December 22, 2026, and modified the terms of the Trust Agreement Amendment Proposal. Under the revised terms, the Company may extend the deadline to consummate a business combination by up to eighteen (18) one-month periods, with each extension conditioned upon a deposit of $150,000 per month into the Trust Account, in accordance with the Investment Management Trust Agreement, dated March 20, 2024, between the Company and Continental Stock Transfer & Trust Company.

The Company held its Extraordinary General Meeting on July 8, 2025, at which shareholders approved the Extension Proposal and related amendments to Black Hawk’s governing documents and Trust Agreement. As a result, Black Hawk now has the ability to extend the business combination deadline monthly through December 22, 2026, subject to making the required $150,000 monthly deposits into the Trust Account.

In connection with the Extraordinary General Meeting, holders of 4,775,923 public ordinary shares exercised their redemption rights, resulting in a total payment of approximately $51.0 million (at approximately $10.68 per share) from the Trust Account. Following the redemptions, approximately $22.7 million remains in the Trust Account, and 2,124,077 public ordinary shares remain issued and outstanding.

Extension Payment

In connection with the Extension, the Sponsor agreed to make Extension Payment following the approval and implementation of the Extension. Beginning on June 22, 2025 until December 22, 2026, Black Hawk may elect to extend the date by which Black Hawk has to consummate a business combination month-by-month each time for a total of up to eighteen times by depositing $150,000 for each such one-month extension into Black Hawk’s Trust Account. On July 15, 2025, Black Hawk exercised its first extension by depositing $150,000 into the Trust Account to extend the deadline to complete the Business Combination from June 22, 2025 to July 22, 2025. On July 23, 2025, August 25, 2025, and September 23, 2025, the Company deposited $150,000 into the Trust Account each time to extend the deadline to complete the Business Combination to October 22, 2025.

Going Concern Consideration

As of August 31, 2025, the Company had $15,000 in cash and working capital deficit of $901,638. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 7, 2025. The interim results for the three and nine months ended August 31, 2025 are not necessarily indicative of the results that may be expected through November 30, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $15,000 and $264,842 in cash and none in cash equivalents as of August 31, 2025 and November 30, 2024, respectively.

Investments Held in Trust Account

As of August 31, 2025 and November 30, 2024, the Company had $23,296,572 and $71,829,264 in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of August 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. As of August 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Class A ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

	Three Months Ended August 31, 2025		Three Months Ended August 31, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income	$103,251	$51,150	$682,904	$200,863

Denominator:
Basic and diluted weighted average shares outstanding	4,096,741	2,029,500	6,900,000	2,029,500
Basic and diluted net income per share	$0.03	$0.03	$0.10	$0.10

	Nine Months Ended August 31, 2025		Nine Months Ended August 31, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income	$994,578	$338,744	$792,640	$371,362

Denominator:
Basic and diluted weighted average shares outstanding	5,958,760	2,029,500	4,064,727	1,904,378
Basic and diluted net income per share	$0.17	$0.17	$0.20	$0.20

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

Convertible Promissory Notes and Derivative Liabilities

The Company accounts for convertible promissory notes under ASC 470 “Debt” and evaluates embedded features under ASC 815 “Derivatives and Hedging”. Sponsor or affiliate loans may be converted into ordinary shares upon completion of a Business Combination.

If the conversion option has a fixed conversion price and meets the “own-equity” scope exception in ASC 815-40, the note is accounted for as a single debt instrument. If the conversion price is variable or indexed to the target company’s equity, the conversion feature is bifurcated and recorded as a derivative liability, initially measured and subsequently remeasured at fair value each reporting period, with changes recognized in earnings. The debt host is recorded at the residual amount and amortized to face value using the effective interest method. Convertible notes and derivative liabilities are classified as current liabilities if settlement or conversion is expected within one year. Fair value is estimated using the Black-Scholes, Binomial, or Monte Carlo models and is categorized as Level 3 under ASC 820.

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of August 31, 2025 and November 30, 2024, there were 1,725,000 Founder Shares issued and outstanding.

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

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. The amount was unsecured, interest-free and due on demand, which was offset with the repayment of the Promissory Note on March 25, 2024. As of August 31, 2025 and November 30, 2024, the Company had no amount due from related party.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. The entire loan amount was repaid by the Company on March 25, 2024. The Company had no borrowings under the Promissory Note as of August 31, 2025 and November 30, 2024.

Convertible Note — Related Party

On June 13, 2025, the Company issued a convertible note to the Sponsor in the amount of up to $350,000 to be used for working capital and extension fee purposes (“Convertible Note”). The Convertible Note provides the Sponsor with the option to convert any unpaid principal and accrued interest into ordinary shares of the Company upon consummation of a Business Combination. It is unsecured with a 6% annual interest rate and is due on the earlier of the date on which the Company consummates a business combination, or the liquidation date as may be approved by the Company’s stockholders. Conversion price per share shall be the most favorable price per share, conversion rate, or valuation assigned to any equity securities issued by the target company in connection with the DeSPAC transaction to any third party during the thirty-six (36) months immediately preceding the date of conversion. Because the conversion price is variable and based on the valuation of equity securities issued by the target company, management determined that the embedded conversion option does not meet the equity scope exception under ASC 815-40. Accordingly, the conversion feature has been bifurcated from the debt host and recorded as a derivative liability at fair value, with subsequent remeasurement through earnings each period. At issuance of the Convertible Note on June 13, 2025, the Company recorded a debt discount of $3,244 based on the fair value of the conversion option, representing the difference between the face value of the Convertible Note and its initial carrying amount. The discount of $3,244 will be amortized to interest expense over the expected term of the debt, which is approximately six months from the issue date (see Note 8 — Fair Value Measurements).

As of August 31, 2025, the derivative liability associated with the Convertible Note was measured at $2,140, compared to an initial fair value of $3,244 at issuance, resulting in a non-cash gain of $1,104 recognized in “Change in fair value of derivative liability” in the accompanying unaudited consolidated statement of operations. Additionally, the Company incurred and accrued approximately $3,320 and $3,320 for the three months and nine months ended August 31, 2025, respectively. As of August 31, 2025 and November 30, 2024, the Company had $350,076 (including $3,320 accrued interest) and $0 balance outstanding under the Convertible Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of August 31, 2025 and November 30, 2024, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 and $90,000 for the three months and nine months ended August 31, 2025, respectively. The entire amount was paid to the Sponsor, and as such, there was no amount due to the Sponsor as of August 31, 2025.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 22, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not excise the over-allotment option, as such, there was no liability accrued on the balance sheet as of August 31, 2025.

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

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. On July 8, 2025, the Company held its Extraordinary General Meeting in which holders of 4,775,923 public ordinary shares exercised their redemption rights. Following the redemptions, 2,124,077 public ordinary shares remain issued and outstanding. As of August 31, 2025 and November 30, 2024, there were 2,029,500 Class A non-redeemable ordinary shares issued and outstanding (excluding 2,124,077 and 6,900,000 Class A ordinary shares subject to redemption as of August 31, 2025 and November 30, 2024, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2025 and November 30, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	August 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$23,296,572	$23,296,572	-	-

	November 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$71,829,264	$71,829,264	-	-

	August 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liability -Convertible Note conversion option	$2,140	-	-	$2,140

	November 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liability -Convertible Note conversion option	$-	-	-	-

The fair value of the conversion feature was estimated at the as converted value at August 31, 2025 and initial measurement date of June 13, 2025 to be $2,140 and $3,244, respectively. The binomial tree model was used based on the following key assumptions:

	At Issuance – June 13, 2025	At August 31, 2025
Strike Price	$1.88	$1.88
Stock Price	$1.88	$1.88
Time to maturity (in year)	0.54	0.33
Business combination success rate	32.14%	32.14%
Expected Volatility	5.7%	5.7%
Expected dividend yield	0%	0%
Risk-free rate	4.02%	3.68%

The following table presents the changes in the fair value of the Level 3 Derivative liability -Convertible Note conversion option:

Fair value as of November 30, 2024	$-
Initial recognition at issuance (June 13, 2025)	3,244
Change in valuation recognized in earnings	(1,104)
Fair value as of August 31, 2025	$2,140

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

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2025	2024	2025	2024
General and administrative expenses	$311,265	$54,903	$607,632	$420,863
Interest earned on investments held in Trust Account	$494,519	$965,492	$2,028,053	$1,633,661

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review, management identified the following material subsequent event requiring disclosure in the financial statements.

On September 23, 2025, the Company issued a convertible note to the Sponsor in the amount of up to $350,000 to be used for working capital and extension fee purposes (“September Convertible Note”). The September Convertible Note is unsecured with a 10% annual interest rate commencing on September 10, 2025, and continuing for a period of one year. It is due on the earlier of the date on which the Company consummates a business combination, or the liquidation date as may be approved by the Company’s stockholders. Conversion price per share shall be the most favorable price per share, conversion rate, or valuation assigned to any equity securities issued by the target company in connection with the DeSPAC transaction to any third party during the thirty-six (36) months immediately preceding the date of conversion.

On September 23, 2025, the Company deposited $150,000 to the Trust Account to extend the Business Combination Period to October 22, 2025.

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

2025 Extraordinary General Meeting

Black Hawk filed its definitive proxy statement on June 10, 2025, announcing its Extraordinary General Meeting would be held on June 20, 2025 to vote on three proposals: (i) a proposal by special resolution to amend Black Hawk’s Second Amended and Restated Memorandum and Articles of Association to allow Black Hawk to extend the deadline for the Combination Period by up to twenty-one (21) one-month extensions, from June 22, 2025 (the “Termination Date”) to March 22, 2027, for a maximum of 36 months from the date of the IPO; (ii) A related proposal by special resolution to amend the Trust Agreement, dated March 20, 2024, by and between Black Hawk and Continental Stock Transfer & Trust Company, to allow for such one-month extensions, with each extension conditioned upon the deposit into the Trust Account of $0.03 per remaining public share (after redemptions) for each month extended;, and (iii) a proposal, by ordinary resolution, to adjourn the Extraordinary General Meeting, to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the proposals.

On June 20, 2025, Black Hawk held its Extraordinary General Meeting which, without conducting any business was adjourned. The Extraordinary General Meeting was adjourned again on June 23, 2025; June 27, 2025; July 1, 2025; and July 3, 2025 in order to solicit additional votes on the matters listed in the notice of Extraordinary General Meeting and the proxy statement, particularly the Trust Amendment Proposal (further described below).

Also on June 20, 2025, Black Hawk filed a supplemental proxy statement revising the language of the Trust Amendment Proposal. Specifically, the original language referencing deposits of “up to $55,000 per one-month extension” was removed and replaced with a new structure. As revised, the proposal allows Black Hawk to extend the Termination Date up to eighteen (18) times, each for an additional one (1) month, from the current Termination Date to December 22, 2026, by depositing into the Trust Account $0.033 per remaining public share (after redemptions) for each monthly extension, in accordance with Black Hawk’s Trust Agreement, dated March 20, 2024, with Continental Stock Transfer & Trust Company, as trustee.

On July 7, 2025, Black Hawk filed a supplemental proxy statement further amending the Extension Proposal. The amendment revised the proposed termination date from June 22, 2025 to December 22, 2026, and modified the terms of the Trust Agreement Amendment Proposal. Under the revised terms, Black Hawk may extend the deadline to consummate a business combination by up to eighteen (18) one-month periods, with each extension conditioned upon a deposit of $150,000 per month into the Trust Account, in accordance with the Investment Management Trust Agreement, dated March 20, 2024, between Black Hawk and Continental Stock Transfer & Trust Company.

Black Hawk held its Extraordinary General Meeting on July 8, 2025, at which shareholders approved the Extension Proposal and related amendments to Black Hawk’s governing documents and Trust Agreement. As a result, Black Hawk now has the ability to extend the business combination deadline monthly through December 22, 2026, subject to making the required $150,000 monthly deposits into the Trust Account.

In connection with the Extraordinary General Meeting, holders of 4,775,923 public ordinary shares exercised their redemption rights, resulting in a total payment of approximately $51.0 million (at approximately $10.68 per share) from the Trust Account. Following the redemptions, approximately $22.7 million remains in the Trust Account, and 2,124,077 public ordinary shares remain issued and outstanding.

Extension Payment

In connection with the Extension, the Sponsor agreed to make Extension Payment following the approval and implementation of the Extension. Beginning on June 22, 2025 until December 22, 2026, Black Hawk may elect to extend the date by which Black Hawk has to consummate a business combination month-by-month each time for a total of up to eighteen times by depositing $150,000 for each such one-month extension into Black Hawk’s Trust Account. On July 15, 2025, Black Hawk exercised its first extension by depositing $150,000 into the Trust Account to extend the deadline to complete the Business Combination from June 22, 2025 to July 22, 2025. On July 23, 2025, August 25, 2025 and September 23, 2025, the Company deposited $150,000 into the Trust Account each time to extend the deadline to complete the Business Combination to October 22, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through August 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended August 31, 2025, we had net income of $154,401, which consisted of general and administrative expenses of $311,265, related party administrative fees of $30,000, offset by interest income of $494,562 and a decrease in fair value of derivative liability of $1,104. For the three months ended August 31, 2024, we had net income of $883,767, which consisted of general and administrative expenses of $54,903, related party administrative fees of $30,000, offset by interest income of $968,670.

For the nine months ended August 31, 2025, we had net income of $1,333,322, which consisted of general and administrative expenses of $607,632, related party administrative fees of $90,000, offset by interest income of $2,029,850 and a decrease in fair value of derivative liability of $1,104. For the nine months ended August 31, 2024, we had net income of $1,164,002, which consisted of general and administrative expenses of $420,863, related party administrative fees of $53,945, offset by interest income of $1,638,810.

Change in Fair Value of Derivative Liability

For the nine months ended August 31, 2025, the Company recognized a non-cash gain of $1,104 related to the change in fair value of the derivative liability associated with the Sponsor’s Convertible Note. The derivative liability represents the fair value of the embedded conversion feature, which was measured using the Binomial-Tree model under ASC 820, Fair Value Measurement.

The change in fair value primarily reflects the passage of time and updated valuation inputs, including risk-free interest rate and expected volatility assumptions, rather than any change in the underlying terms of the instrument. Because this item is non-cash in nature, it does not impact the Company’s liquidity, cash flows, or ability to fund ongoing operations. Future changes in market conditions or volatility assumptions could result in additional non-cash gains or losses through earnings until the Convertible Note is either converted or settled.

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

As of August 31, 2025, we had cash of $15,000 and a working capital deficit of $901,638. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of August 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of August 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of August 31, 2025.

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

Date: October 20, 2025

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)

