Form 10-K
period 2025-11-30
Black Hawk Acquisition Corp
filed 2026-03-06
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 31, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $73.9 million.

As of March 6, 2026, there were 4,153,577 ordinary shares, par value $0.0001 per share, issued and outstanding.

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

ii

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

We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” On April 26, 2025, we entered into a Business Combination Agreement with Vesicor Therapeutics, Inc. and BH Merger Sub, Inc., pursuant to which we intend to consummate a business combination (the “Business Combination”), subject to the satisfaction of customary closing conditions. See “Subsequent Events” and “Item 1A. Risk Factors” for additional information.

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

COMPETITIVE ADVANTAGES

Leadership of an Experienced Management Team and Board of Directors

Our management team is led by our Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, Mr. Kent Louis Kaufman, our Chief Operating Officer and Director, Jonathan Ginsberg and our Independent Directors, Daniel M. McCabe, and Terry W. Protto. All of our management team members are United States citizens.

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

Mr. Ginsberg, has served as the President of BEEC Inc. (BEEC), an education services and technology company in California, which he co-founded in 2016. At BEEC he leads operations and expansion of student services, with clients in North America, Asia, Oceania and Europe. Mr. Ginsberg also oversees BEEC’s software development department focused on custom learning solutions for schools and institutions. Additionally, he is a Founding Member of BEEC Capital, LLC, an investment and consulting company owned by BEEC Inc. Mr. Ginsberg is also a Director of NP Life Sciences Health Industry Group Inc., an OTCQB-listed company, as well as a Director of its subsidiary, GW Health Consulting Management Inc. Mr. Ginsberg also has experience in international trade, education and law. He is active in community leadership, including co-founding a non-profit, Global Friendship City Association (GFCA), where he serves as the Executive Director. GFCA’s mission is to foster subnational relations globally in the areas of commerce, culture, and education. Through his work, Mr. Ginsberg has helped GFCA form international public/private partnerships across North America, Asia and Africa. Mr. Ginsberg received his Bachelor’s degree in International Studies from Johns Hopkins University. We believe that Mr. Ginsberg’s access to contacts and sources, ranging from education services and technology companies, and international trade, will assist us in generating acquisition opportunities and identifying suitable acquisition candidates and he will be a valuable member of the Board.

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

Established Deal Sourcing Network

Our management team has historically leveraged its industry relationships and professional network to identify and evaluate potential acquisition opportunities. These relationships include contacts in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants. Management’s experience and access to this network informed the evaluation and negotiation of the Business Combination with Vesicor.

While the Company has entered into a definitive Business Combination Agreement and is focused on consummating the pending Business Combination, we believe that the experience, relationships and transaction sourcing capabilities of our management team may continue to be valuable following the completion of the Business Combination, including in evaluating strategic opportunities and complementary transactions in the future.

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

The closing of our initial public offering occurred on March 22, 2024. Under our amended and restated memorandum and articles of association, we were initially required to consummate an initial business combination within 15 months of such closing. On July 8, 2025, our shareholders approved an extension of the date by which we must consummate an initial business combination (the “Extension”), which permits us to extend the Combination Period on a month-by-month basis from June 22, 2025 through December 22, 2026, subject to the deposit of extension payments into the trust account.

Under the Extension, we are required to deposit $150,000 into the trust account for each one-month extension of the Combination Period. The extension payments due on December 22, 2025 and January 22, 2026 were funded after their respective due dates. During this period, management determined not to liquidate the Company because it believed that the proposed business combination could be consummated and that liquidation would not be in the best interests of shareholders. As of the issuance date of these financial statements, the required extension payments have been funded and the Company is current under its amended and restated memorandum and articles of association. There can be no assurance that future extension payments will be funded.

Beginning on June 22, 2025, our sponsor or its affiliates or designees may extend the time available to consummate an initial business combination by depositing $150,000 for each one-month extension into the trust account. The extension payments are funded pursuant to unsecured convertible promissory notes issued by the Company to the Sponsor. The promissory notes bear interest and are convertible, at the Sponsor’s option, into ordinary shares of the Company (or, following the domestication, shares of common stock of the post-business combination company) at a price of $1.00 per share. The promissory notes are not secured by, and have no recourse to, the funds held in the trust account, and any repayment or conversion will be made solely from funds held outside of the trust account. The Sponsor is not obligated to fund any extension payments.

In connection with the Extension, holders of a significant portion of our public shares exercised their redemption rights, and following such redemptions, approximately $22.7 million remained on deposit in the trust account (before payment of taxes and deferred underwriting commissions). If we are unable to consummate an initial business combination by December 22, 2026, or such earlier date as may apply if the extension is not continued, we will redeem the remaining outstanding public shares for a pro rata portion of the funds held in the trust account, subject to applicable law, and thereafter seek to liquidate and dissolve. Any redemption amount would be based on the funds then held in the trust account, including interest earned thereon (less amounts released to pay taxes and up to $100,000 of interest to pay liquidation and dissolution expenses), and we cannot assure you that sufficient funds will be available for distribution in the event claims of creditors take priority over the claims of our public shareholders.

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

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

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

Redemption rights for public shareholders upon completion of our initial business combination

In connection with the consummation of our initial business combination, holders of our public ordinary shares will be provided with the opportunity to redeem all or a portion of their public shares for cash. The per-share redemption price will be equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to pay taxes, divided by the number of then outstanding public shares, subject to the limitations described herein and applicable law.

In connection with the Extension approved by our shareholders on July 8, 2025, a significant number of public shareholders exercised their redemption rights, and following such redemptions, approximately $22.7 million remained on deposit in the trust account (before payment of taxes and deferred underwriting commissions). As a result, the redemption price payable to public shareholders in connection with the completion of our initial business combination will depend on, among other things, the amount remaining in the trust account at the time of such redemption and the number of public shares then outstanding, and may differ materially from redemption prices payable in prior redemption events.

Our sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have 15 months from the closing of our initial public offering to complete our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such 15-month period, the time available to complete a business combination may be extended for up to an aggregate of 18 or 21 months from the closing of our initial public offering, as applicable, in accordance with the terms of our amended and restated memorandum and articles of association and the trust agreement, without submitting such extensions to our shareholders for approval or offering redemption rights in connection therewith. If we are unable to complete our initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public rights or private placement rights, which will expire worthless if we fail to complete our initial business combination within the applicable time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 15 months from the closing of our initial public offering (or up to an aggregate of 18 or 21 months from the closing of our initial public offering, as applicable, if the time period to consummate a business combination is extended in accordance with our amended and restated memorandum and articles of association and the trust agreement). However, if our sponsor or any of our officers or directors acquire public shares following our initial public offering, they will be entitled to receive liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the applicable time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to provide redemption rights in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or up to an aggregate of 21 months from the closing of our initial public offering, as applicable, if the time period to consummate a business combination is extended in accordance with our amended and restated memorandum and articles of association and the trust agreement) or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05 per public share, subject to increase as a result of interest earned on the trust account and any amounts deposited into the trust account in connection with extensions of the period of time to consummate a business combination. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. Accordingly, we cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than the amount then held in the trust account per public share. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that such entities will execute such agreements, or that even if executed, such agreements would be enforceable or prevent such entities from bringing claims against the trust account, including, but not limited to, claims of fraudulent inducement, breach of fiduciary duty or other similar claims, or claims challenging the enforceability of such waivers, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with such third party if management believes that the engagement of such third party would be significantly more beneficial to us than any available alternative. Examples of possible instances in which we may engage a third party that refuses to execute a waiver include the engagement of a consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants willing to execute a waiver, or circumstances in which management is unable to identify a service provider willing to execute such a waiver.

In addition, there can be no assurance that such entities will agree to waive any claims they may have in the future, or that they will not seek recourse against the trust account for any reason arising out of negotiations, contracts or agreements with us. Upon the redemption of our public shares, whether in connection with our failure to complete an initial business combination within the applicable time period or in connection with the exercise of redemption rights in connection with our initial business combination, we will be required to provide for payment of any claims of creditors that were not waived and that may be brought against us within the ten-year period following such redemption.

Our sponsor has agreed that it will be liable to us if and to the extent that any claims by a vendor for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share or (ii) the actual amount per public share then held in the trust account as of the date of liquidation, in each case net of the amount of interest that may be withdrawn to pay taxes, except as to (x) any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and (y) any claims under our indemnification of the underwriters against certain liabilities, including liabilities under the Securities Act.

In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnification obligations and believe that our sponsor’s only assets are securities of our company. None of our officers or directors, other than our sponsor, will indemnify us for claims by third parties, including, without limitation, claims by vendors or prospective target businesses.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share or (ii) the actual amount per public share then held in the trust account as of the date of liquidation, in each case due to reductions in value of the trust assets and net of the amount of interest that may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations with respect to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take such legal action on our behalf, it is possible that, in exercising their business judgment, they may choose not to do so in any particular instance. Accordingly, we cannot assure you that, due to claims of creditors, the actual value of the redemption price will not be substantially less than the amount then held in the trust account per public share.

We will seek to reduce the possibility that our sponsor will be required to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will not be liable for claims under our indemnification of the underwriters against certain liabilities, including liabilities under the Securities Act. We will have access to funds held outside the trust account, including proceeds from the sale of private placement units, with which to pay any such potential claims, including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received distributions from the trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return to our public shareholders the amount per share then held in the trust account. Additionally, any distributions received by shareholders could be viewed under applicable debtor-creditor or bankruptcy laws as either a preferential transfer or a fraudulent conveyance, and a bankruptcy court could seek to recover all or a portion of such amounts. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to creditors by paying public shareholders from the trust account prior to addressing the claims of creditors, which could expose us to additional claims. We cannot assure you that such claims will not be brought.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide redemption rights in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the applicable time period, or to amend any other provisions relating to shareholders’ rights or pre-business combination activity, or (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the applicable time period, in each case subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind in or to the trust account. A shareholder’s vote in favor of or against a proposed business combination, without exercising redemption rights, will not entitle such shareholder to receive any portion of the trust account.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if we do not consummate our initial business combination within 15 months from the closing of our initial public offering (or within such extended period, up to an aggregate of 18 or 21 months from the closing of our initial public offering, as applicable, if the time period to consummate a business combination is extended in accordance with our amended and restated memorandum and articles of association and the trust agreement), we will cease all operations except for the purpose of winding up and will distribute the amounts held in the trust account in accordance with the terms of our amended and restated memorandum and articles of association; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there are any. In fiscal year 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Ordinary Shares, and Rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “BKHAU,” “BKHA,” and “BKHAR,” respectively.

Holders

As of November 30, 2025, we had two holders of record of our Units, three holders of record of our separately traded Ordinary Shares, and one holder of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

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

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all of the net proceeds were intended to be, and continue to be, applied toward consummating a business combination and funding related working capital requirements.

Since our IPO, our business activities have included identifying, evaluating, negotiating and entering into a definitive business combination agreement, as well as activities related to pursuing the consummation of the proposed business combination. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses On April 26, 2025, we entered into a Business Combination Agreement with Vesicor Therapeutics, Inc. (“Vesicor”) and BH Merger Sub, Inc., pursuant to which we intend to consummate a business combination, subject to the satisfaction of customary closing conditions. The proposed transaction is described in greater detail elsewhere in this Annual Report and in our Registration Statement on Form S-4 filed with the SEC. There can be no assurance that the proposed business combination will be consummated.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through November 30, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended November 30, 2025, we had net income of $1,329,557, which consisted of interest income of $2,244,975, and change in fair value of derivative liability of $92, offset by general and administrative expenses of $795,510, and related party administrative fees of $120,000.

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

As of November 30, 2025, we had cash of $39,521 and a working capital deficit of $1,431,443. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of November 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, pursuant to which the Company pays the Sponsor a monthly fee of $10,000 for office space and administrative and support services. The agreement commenced on the effective date of the Company’s initial public offering registration statement and continues through the earlier of the consummation of the Company’s initial business combination or the Company’s liquidation. The Sponsor is not obligated to provide services beyond the term of the agreement, and the Company may terminate the agreement upon completion of a business combination.

Underwriting Agreement

In connection with the Company’s initial public offering, the underwriters are entitled to a deferred underwriting commission equal to 3.5% of the gross proceeds of the IPO, or $2,415,000. The deferred underwriting commission is payable solely upon the consummation of an initial business combination and will be paid from the funds held in the trust account, subject to the terms of the underwriting agreement. If the Company does not consummate a business combination, the deferred underwriting commission will not be paid. In addition, the Company issued the underwriters 69,000 ordinary shares at the closing of the IPO as representative compensation.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of November 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of November 30, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of this offering and the sale of the private placement units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of November 30, 2025, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at November 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2025, due to the material weakness in our internal controls as a result of inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. Management plan to implement remediation steps to improve our internal control over financial reporting. Specifically, we plan to expand and improve our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 9B. Other Information.

During the fourth quarter of 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Kent Louis Kaufmann	67	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Jonathan Ginsberg	35	Chief Operating Officer and Director
Daniel M. McCabe	75	Director
Terry W. Protto	76	Director

Kent Louis Kaufman has served as our Chief Executive Officer and a director since November 21, 2023 and has served as our Chairman and Chief Financial Officer since December 4, 2023. Mr. Kaufman has over 30 years of experience in executive leadership, management consulting and executive coaching. He currently serves as the Chief Executive Officer of the Growth and Leadership Center, Inc., a role he has held since 2004. Since March 2020, Mr. Kaufman has served as a managing partner at BEEC Capital, a management and consulting company. He has also been a frequently utilized leadership consultant for Korn Ferry International, a recruiting and human resources consulting company, since 2006.

Throughout his career, Mr. Kaufman has worked with companies and executives at all levels, including chief executive officers, boards of directors and senior management teams. His consulting experience includes work with companies such as NVIDIA, Amazon, Google, Intel, Hewlett Packard, Chevron, Abbott Laboratories, Medtronic, Network Appliance, Barclays, BlackRock, Bank of New York Mellon, Cisco, Northrop Grumman and Apple. From 1991 until 1996, Mr. Kaufman was one of the key leaders who took start-up SportMedia public in an initial public offering, where he served as Director of Product Development. From 1979 until 1991, Mr. Kaufman began his management career at IBM, where he worked as a Materials Scientist and received the Outstanding Innovation Award from IBM. Mr. Kaufman received his Bachelor of Science from the University of Washington and his Master of Science from Stanford University.

We believe that Mr. Kaufman is qualified to serve as a member of our board of directors due to his extensive experience in executive management positions and his routine engagement in financial oversight responsibilities, which has resulted in a high level of financial sophistication.

Jonathan Ginsberg has served as our Chief Operating Officer and a director since April 22, 2024. Mr. Ginsberg is the President of BEEC Inc. (formerly BEEC Capital), an education services and technology company in California that he co-founded in 2016. At BEEC Inc., Mr. Ginsberg leads operations and expansion of student services, with clients across North America, Asia, Oceania and Europe, and oversees the company’s software development department focused on custom learning solutions for schools and institutions. Mr. Ginsberg is also a founding member of BEEC Capital, LLC, an investment and consulting company owned by BEEC Inc.

Mr. Ginsberg also serves as a director of Bodhi Tree Biotechnology Inc., an OTCQB-listed company, as well as a director of NP Life Sciences Healthy Group Inc., another OTCQB-listed company, and a director of their respective subsidiaries. In addition, Mr. Ginsberg has experience in international trade, education and non-profit governance. He is a co-founder and serves as Executive Director of Global Friendship City Association (GFCA), a non-profit organization focused on fostering subnational relationships globally in the areas of commerce, culture and education. Through his work with GFCA, Mr. Ginsberg has helped establish international public-private partnerships across North America, Asia and Africa. Mr. Ginsberg received his Bachelor’s degree in International Studies from Johns Hopkins University.

We believe that Mr. Ginsberg is qualified to serve as a member of our board of directors due to his operational leadership experience, international business background and experience with public companies.

Daniel M. McCabe has served as one of our independent directors since March 22, 2024. Mr. McCabe has served as a member of the board of directors of Yotta Acquisition Corporation (Nasdaq: YOTA) since April 2022 and Quetta Acquisition Corporation (Nasdaq: QETA) since August 2023. Mr. McCabe has been admitted to practice law before the courts of the State of Connecticut since 1974. His legal career began as an assistant clerk of the Superior Court at Stamford from 1974 to 1976, and since 1982 he has operated his own legal practice, Daniel McCabe LLC, a general practice law firm in Connecticut. His practice includes advising individuals and business entities on commercial transactions, business organizations and complex litigation matters.

Mr. McCabe is also an Adjunct Professor of Business Law at Sacred Heart University. In addition, he has previously served in a number of public and civic leadership roles, including Chairman of the Stamford Housing Authority, Co-Chair of the Stamford Reapportionment Committee, member of the Board of Parole for the State of Connecticut, Chairman of the Republican Town Committee of the City of Stamford, Counsel for the Stamford Water Pollution Control Authority and Corporation Counsel for the City of Stamford, where he served as chief legal counsel and advisor to the Mayor. Mr. McCabe received his Juris Doctor degree from St. John’s University School of Law in 1974.

We believe that Mr. McCabe is qualified to serve as a member of our board of directors due to his extensive legal experience, public company board service and familiarity with regulatory and governance matters.

Terry W. Proto has served as one of our independent directors since March 22, 2024. Mr. Proto has held leadership roles across the retail, manufacturing and consulting sectors for several decades. Following receipt of a scholarship, Mr. Proto was commissioned in the United States Army, where he rose to the rank of Lieutenant Colonel.

After completing his graduate education, Mr. Proto joined Macy’s, Inc. in 1993, where he advanced through the executive ranks and served as Vice Chairman – Operations and Finance from 1999 until 2005. In 2005, Mr. Proto left Macy’s to become President of Mail Order and Retail, a privately held company based in Portland, Oregon, where he served from January 2005 until November 2016. During his tenure, Mr. Proto oversaw the opening of 52 retail locations and expanded the company’s mail order business to approximately $250 million in annual revenue, prior to the company’s sale to a Nasdaq-listed public company in March 2020.

Mr. Proto also founded an international management consulting business in 2005, providing strategic and operational advisory services to small and mid-sized enterprises in the United States and Southeast Asia. From April 2016 until May 2019, Mr. Proto served as a founding member and Chief Executive Officer and President of Alpine 4 Holdings, Inc. (Nasdaq: ALPP), a public company focused on diversified manufacturing and technology-driven businesses. Mr. Proto received his business and law degrees from Whitworth University and Gonzaga University, respectively.

We believe that Mr. Proto is qualified to serve as a member of our board of directors due to his extensive executive leadership experience, public company management background and operational expertise.

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

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Daniel M. McCabe and Terry W. Proto, each of whom has been determined by our board of directors to be independent under the applicable rules of the Securities and Exchange Commission and The Nasdaq Stock Market. Mr. McCabe serves as Chairman of the audit committee.

Each member of the audit committee is financially literate. Our board of directors has not designated an audit committee financial expert at this time.

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

Financial Experts on Audit Committee

In addition, we must certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Following the passing of Mr. Brandon Miller, who previously served as the Company’s audit committee financial expert, the Board of Directors is in the process of identifying and appointing a new director who will qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our compensation committee are Daniel M. McCabe and Terry W. Proto, each of whom has been determined by our board of directors to be independent under the applicable rules of the Securities and Exchange Commission and The Nasdaq Stock Market. Mr. McCabe serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 4,153,577 Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(1)(2)	Approximate Percentage of Outstanding Beneficial Ownership
Black Hawk Management LLC (our Sponsor)(3)(4)	1,960,500	21.96%
Kent Louis Kaufman(4)	1,960,500	21.96%
Daniel M. McCabe	-	-
Terry W. Protto	-	-
Jonathan Ginsberg	-	-
All current directors and executive officers as a group (6 persons)	-	21.96%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 125 Blackhawk Plaza Circle, Suite 166, Danville, CA 94506.
(2)	Consists of 235,500 private shares and 1,725,000 founder shares.
(3)	Mr. Kent Louis Kaufman has voting and dispositive power over the shares owned by Black Hawk Management LLC.
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

Director Independence

Following the death of Brandon Miller, our Board currently consists of two directors, Daniel M. McCabe and Terry W. Protto, each of whom has been determined by our Board to be independent under applicable SEC and Nasdaq rules. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

MaloneBailey, LLP, or “MB”, acts as our independent registered public accounting firm. The following is a summary of fees paid to MB for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MB in connection with regulatory filings. The aggregate fees of MB for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled $129,780 and $110,000 for the years ended November 30, 2025 and 2024, respectively. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB for any audit-related fees for the years ended November 30, 2025 and 2024.

Tax Fees. We did not pay MB for tax return services, planning and tax advice for the years ended November 30, 2025 and 2024.

All Other Fees. We did not pay MB for any other services for the years ended November 30, 2025 and 2024.

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

Signature	Title	Date

/s/ Kent Louis Kaufman	Chief Executive Officer and Chairman	March 6, 2026
Mr. Kent Louis Kaufman	(Principal Executive Officer and Principal Accounting and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Black Hawk Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Black Hawk Acquisition Corporation and its subsidiary (collectively, the “Company”) as of November 30, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of November 30, 2025 and 2024 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

March 6, 2026

BLACK HAWK ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS

	November 30,
	2025	2024
Assets:
Current Assets
Cash	$39,521	$264,842
Prepaid expenses	11,269	49,229
Total Current Assets	50,790	314,071

Investments held in Trust Account	23,827,149	71,829,264
Total Assets	$23,877,939	$72,143,335

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Due to target company	$575,000	$-
Accrued offering costs and expenses	296,410	70,978
Accrued interest expenses	15,454	-
Convertible notes – related party	595,369	-
Total Current Liabilities	1,482,233	70,978

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	3,897,233	2,485,978

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 6,900,000 shares and 6,900,000 share issued and outstanding at redemption value of $11.22 and $10.41 as of November 30, 2025 and 2024, respectively	23,827,149	71,829,264

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares issued and outstanding	203	203
Additional paid-in capital	4,538	-
Accumulated deficit	(3,851,184)	(2,172,110)
Total Shareholders’ Deficit	(3,846,443)	(2,171,907)
Total Liabilities and Shareholders’ Deficit	$23,877,939	$72,143,335

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,	For the Year Ended November 30,
	2025	2024
General and administrative expenses	$795,510	$492,131
Related party administrative fees	120,000	83,945
Loss from Operations	(915,510)	(576,076)

Other income (expense):
Interest income	1,798	7,515
Interest earned on investments held in Trust Account	2,258,631	2,484,264
Interest expense	(15,454)	-
Change in fair value of derivative liability	92	-
Total other income, net	2,245,067	2,491,779
Net income	$1,329,557	$1,915,703

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,002,716	4,769,672

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.19	$0.29

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	1,935,488

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.19	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Year Ended November 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2024	2,029,500	$203	-	$-	$-	$(2,172,110)	$(2,171,907)
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(3,008,631)	(3,008,631)
Reclassification of derivative loss to APIC	-	-	-	-	4,538	-	4,538
Net income	-	-	-	-	-	1,329,557	1,329,557
Balance – November 30, 2025	2,029,500	$203	-	$-	$4,538	$(3,851,184)	$(3,846,443)

For the Year Ended November 30, 2024

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2023	-	$-	1,725,000	$172	$24,828	$(18,853)	$6,147
Proceeds from sale of IPO Units	6,900,000	690	-	-	68,999,310	-	69,000,000
Proceeds from sale of Private Placement Units	235,500	24	-	-	2,354,976	-	2,355,000
Issuance of representative shares	69,000	7	-	-	689,993	-	690,000
Common stock subject to possible redemption	(6,900,000)	(690)	-	-	(69,344,310)	-	(69,345,000)
Conversion of Class B to Class A ordinary shares	1,725,000	172	(1,725,000)	(172)	-	-	-
Underwriter commissions	-	-	-	-	(3,795,000)	-	(3,795,000)
Offering costs	-	-	-	-	(679,743)	165,250	(514,493)
Accretion of additional paid in capital to accumulated deficit	-	-	-	-	1,749,946	(1,749,946)	-
Remeasurement of common stock subject to possible redemption	-	-	-	-	-	(2,484,264)	(2,484,264)
Net income	-	-	-	-	-	1,915,703	1,915,703
Balance – November 30, 2024	2,029,500	$203	-	$-	$-	$(2,172,110)	$(2,171,907)

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2025	For the Year Ended November 30, 2024
Cash Flows from Operating Activities:
Net income	$1,329,557	$1,915,703
Adjustment to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,258,631)	(2,484,264)
Change in fair value of derivative liability	(92)	-
Changes in operating assets and liabilities:
Prepaid expenses	37,960	(49,229)
Accrued offering costs and expenses	240,885	64,125
Net Cash Used in Operating Activities	(650,321)	(553,665)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	-	(69,345,000)
Cash deposited in Trust Account	(750,000)	-
Cash withdrawn from Trust to pay redeemed public shareholders	51,010,745	-
Net Cash Provided by (Used in) Investing Activities	50,260,745	(69,345,000)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	600,000	-
Proceeds from due to target company	575,000	-
Proceeds from sale of public units	-	69,000,000
Proceeds from sale of private placement units	-	2,355,000
Proceeds from issuance of ordinary shares to underwriter	-	690,000
Proceeds from due from related party	-	30,900
Payment of underwriter compensation	-	(690,000)
Repayment of promissory note - related party	-	(250,000)
Payment of offering costs	-	(1,097,493)
Payment to redeemed public shareholders	(51,010,745)	-
Net Cash (Used in) Provided by Financing Activities	(49,835,745)	70,038,407

Net Change in Cash	(225,321)	139,742
Cash, Beginning of Year	264,842	125,100
Cash, End of Year	$39,521	$264,842

Supplemental Disclosure of Non-cash Financing Activities:
Issuance of convertible note - recognition of derivative liability	$4,630	$-
Reclassification of Derivative Liability to APIC	$4,538	$-
Conversion of Class B to Class A shares	$-	$172
Initial classification of common stock subject to possible redemption	$-	$69,345,000
Accretion of additional paid in capital to accumulated deficit	$-	$1,749,946
Remeasurement of common stock subject to possible redemption	$3,008,631	$2,484,264
Deferred underwriting fee payable	$-	$2,415,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of November 30, 2025, the Company had not commenced any operations. All activities through November 30, 2025 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

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

The Transaction, which has been approved unanimously by the boards of directors of both Black Hawk and Vesicor, is subject to regulatory approvals, the approvals by the shareholders of Black Hawk and Vesicor, respectively, and the satisfaction of certain other customary closing conditions including the approval by Nasdaq of the listing application of the combined company. The completion of the Business Combination remains subject to the satisfaction or waiver of customary closing conditions, including the effectiveness of the Registration Statement on Form S-4 and Nasdaq listing approval. There can be no assurance as to the timing of the completion of the Business Combination or that it will be completed at all.

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

Extension Payment

In connection with the Extension, the Sponsor agreed to make Extension Payment following the approval and implementation of the Extension. Beginning on June 22, 2025 until December 22, 2026, Black Hawk may elect to extend the date by which Black Hawk has to consummate a business combination month-by-month each time for a total of up to eighteen times by depositing $150,000 for each such one-month extension into Black Hawk’s Trust Account. On July 15, 2025, Black Hawk exercised its first extension by depositing $150,000 into the Trust Account to extend the deadline to complete the Business Combination from June 22, 2025 to July 22, 2025. The Company has exercised monthly extensions beginning June 22, 2025 by depositing $150,000 into the Trust Account for each applicable extension period. As discussed above, certain extension payments due in December 2025 and January 2026 were funded after their respective due dates. As of the issuance date of these financial statements, the Company is current with respect to its extension payments.

Going Concern Consideration

As of November 30, 2025, the Company had $39,521 in cash and working capital deficit of $1,431,443. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $39,521 and $264,842 in cash and none in cash equivalents as of November 30, 2025 and 2024, respectively.

Investments Held in Trust Account

As of November 30, 2025 and 2024, the Company had $23,827,149 and $71,829,264 in investment held in the Trust Account comprised of money market funds that invest in U.S. government securities, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There was no unrecognized tax benefits, and no amounts accrued for interest and penalties as of November 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. As of November 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the (i) IPO, and (ii) the private placement, since the issuance of the shares included in the rights is contingent upon the occurrence of future events. The rights entitle the holder to receive one-fifth of one ordinary share representing a total of 1,427,100 ordinary shares.

	For the Year Ended November 30, 2025		For the Year Ended November 30, 2024
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$945,846	$383,711	$1,362,723	$552,980

Denominator:
Basic and diluted weighted average shares outstanding	5,002,716	2,029,500	4,769,672	1,935,488
Basic and diluted net income per ordinary share	$0.19	$0.19	$0.29	$0.29

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account as of November 30, 2025 and 2024.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Related Party

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of November 30, 2025 and November 30, 2024, there were 1,725,000 Founder Shares issued and outstanding.

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

Due from Related Party

The Company reimbursed the Sponsor for its payment of $30,900 professional fees to a service provider which is no longer engaged by the Company. The amount was unsecured, interest-free and due on demand, which was offset with the repayment of the Promissory Note on March 25, 2024. As of November 30, 2025 and 2024, the Company had no amount due from related party.

Promissory Note — Related Party

On October 16, 2023, the Sponsor agreed to loan the Company up to an aggregate amount of $250,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) September 30, 2024 or (ii) the date on which the Company closes the IPO. The entire loan amount was repaid by the Company on March 25, 2024. The Company had no borrowings under the Promissory Note as of November 30, 2025 and 2024.

Convertible Notes — Related Party

On June 13, 2025 and September 23, 2025, the Company issued convertible promissory notes to the Sponsor (the “June Note” and the “September Note,” and collectively, the “Convertible Notes”), each permitting borrowings of up to $350,000. As of November 30, 2025, the Company had drawn $350,000 under the June Note and $250,000 under the September Note.

The June Note bears interest at 6% per annum and the September Note bears interest at 10% per annum. The Convertible Notes are unsecured and mature on the earlier of (i) the consummation of a business combination or (ii) the Company’s liquidation date, as approved by stockholders. Upon consummation of a business combination, the Sponsor may elect to convert any unpaid principal and accrued interest into ordinary shares of the Company.

The conversion price was defined as the most favorable price per share, conversion rate, or valuation assigned to any equity securities issued by the target company in connection with the DeSPAC transaction to any third party during the thirty-six (36) months preceding conversion. Because the conversion price was variable and based on the valuation of equity securities issued by the target company, the embedded conversion feature did not qualify for the equity scope exception under ASC 815-40. Accordingly, the conversion feature was bifurcated and recorded as a derivative liability at fair value, with changes in fair value recognized in earnings.

On September 30, 2025, the Convertible Notes were modified such that the conversion feature became convertible solely into the Company’s own ordinary shares at a fixed conversion price of $1.00 per share, which represents one-tenth (1/10) of the Company’s $10.00 initial public offering price per unit. Following the modification, the conversion option met the equity scope exception under ASC 815-40, and the Convertible Notes were accounted for as debt with no further fair value remeasurement.

Upon the modification of the Convertible Notes on September 30, 2025, the conversion feature was revised such that it met the equity scope exception under ASC 815-40. As a result, the embedded derivative no longer required separate liability classification. The carrying amount of the derivative liability as of the modification date was reclassified to additional paid-in capital.

For the year ended November 30, 2025, the Company recognized changes in fair value of the derivative liability through the date of modification. As of November 30, 2025, there was no derivative liability outstanding.

As of November 30, 2025, the outstanding principal balance under the Convertible Notes was $595,369, including unamortized discount of $4,538 and accrued interest of $15,454. There was no convertible note outstanding as of November 30, 2024.

June Convertible Note

At issuance, the Company recorded a debt discount of $3,244, representing the fair value of the embedded conversion option.

At September 30, 2025, the derivative liability was measured at $3,177, compared to $3,244 at issuance, resulting in a derivative gain of $67 recognized in “Change in fair value of derivative liability.” Interest expense of approximately $9,838 was incurred and accrued for the year ended November 30, 2025.

The fair value of the conversion feature was estimated at the as converted value at September 30, 2025 and initial measurement date of June 13, 2025 to be $3,177 and $3,244, respectively. The binomial tree model was used based on the following key assumptions:

	At Issuance – June 13, 2025	At September 30, 2025
Strike Price	$1.88	$1.88
Stock Price	$1.88	$1.88
Time to maturity (in year)	0.53	0.50
Business combination success rate	32.14%	32.79%
Expected Volatility	5.7%	6.1%
Expected dividend yield	0%	0%
Risk-free rate	4.02%	3.68%

The following table presents the changes in the fair value of the Level 3 Derivative liability - Convertible Note conversion option:

Fair value as of November 30, 2024	$-
Initial recognition at issuance (June 13, 2025)	3,244
Change in valuation recognized in earnings	(67)
Fair value as of September 30, 2025	$3,177

September Convertible Note

At issuance, the Company recorded a debt discount of $1,387, representing the fair value of the embedded conversion option related to the $150,000 funded principal amount.

At September 30, 2025, the derivative liability was measured at $1,361, compared to $1,386 at issuance, resulting in a non-cash gain of $25 recognized in “Change in fair value of derivative liability.” Interest expense of approximately $5,616 was incurred and accrued for the year ended November 30, 2025.

The fair value of the conversion feature was estimated at the as converted value at September 30, 2025 and initial measurement date of September 23, 2025 to be $1,361 and $1,386, respectively. The binomial tree model was used based on the following key assumptions:

	At Issuance – September 23, 2025	At September 30, 2025
Strike Price	$1.88	$1.88
Stock Price	$1.88	$1.88
Time to maturity (in year)	0.52	0.50
Business combination success rate	32.79%	32.79%
Expected Volatility	6.1%	6.1%
Expected dividend yield	0%	0%
Risk-free rate	3.61%	3.68%

The following table presents the changes in the fair value of the Level 3 Derivative liability - Convertible Note conversion option:

Fair value as of November 30, 2024	$-
Initial recognition at issuance (September 23, 2025)	1,386
Change in valuation recognized in earnings	(25)
Fair value as of September 30, 2025	$1,361

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of November 30, 2025 and the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred and paid to the Sponsor $120,000 and $83,945 for the year ended November 30, 2025 and 2024, respectively; no amount was outstanding as of November 30, 2025 and 2024.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 22, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not excise the over-allotment option, as such, there was no liability accrued on the balance sheet as of November 30, 2025.

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

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 par value per ordinary share. As of November 30, 2025 and 2024, there were 2,029,500 Class A non-redeemable ordinary shares issued and outstanding (excluding 2,124,077 and 6,900,000 Class A ordinary shares subject to redemption as of November 30, 2025 and November 30, 2024, respectively).

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

Note 8 — Due to Target Company

In connection with the Extension, the Vesicor agreed to contribute half the Extension Payment. For the year ended November 2025 and 2024, Vesicor contributed $575,000 and $0, respectively. The amount provided is interest free and will be reimbursed by the surviving company’s common stock upon closing of the business combination. The loan can be converted at $9.40 per share. If, 180 days after closing, the company’s common stock is trading at $5.00 or lower, the reimbursement rate will increase to $5.00 per share, with additional ordinary shares issued to compensate the Target for the monetary value paid.

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of November 30, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	November 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$23,827,149	$23,827,149	-	-

	November 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$71,829,264	$71,829,264	-	-

Note 10 — Segment Information

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

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended November 30,
	2025	2024
General and administrative expenses	$795,510	$492,131
Interest earned on investments held in Trust Account	$2,258,631	$2,484,264

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statement was issued. Based on the review as further disclosed in the footnotes, management identified the following subsequent event requiring disclosure in the financial statements.

In December 2025, the Company drew the remaining balance of the September Convertible Note, totaling $100,000.

Between December 2025 and February 28, 2026, Vesicor contributed a total of $350,000 as extension fees.

On February 12, 2026, the Company issued a convertible note to the Sponsor in the amount of up to $300,000 to be used for working capital and extension fee purposes (“February 2026 Convertible Note”). The February 2026 Convertible Note is unsecured with a 10% annual interest rate commencing on February 12, 2025, and continuing for a period of one year. It is due on the earlier of the date on which the Company consummates a business combination, or the liquidation date as may be approved by the Company’s stockholders. The February 2026 Convertible Note is convertible solely into the Company’s own ordinary shares at a fixed conversion price of $1.00 per share, which represents one-tenth (1/10) of the Company’s $10.00 initial public offering price per unit. As of February 28, 2026, the February 2026 Convertible Note was fully drawn.

In connection with the Extension, the Company was required to deposit $150,000 into the Trust Account for each one-month extension of the Combination Period. The extension payments due on December 22, 2025, January 22, 2026, and February 22, 2026 were funded after their respective due dates. As of the issuance date of these financial statements, the Company has funded the required extension payments and is current under its amended and restated memorandum and articles of association.