Form 10-K/A
period 2025-11-30
Black Hawk Acquisition Corp
filed 2026-04-28
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

(925) 217-4482

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

Black Hawk Acquisition Corporation

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Black Hawk Acquisition Corporation (the “Company”) for the fiscal year ended November 30, 2025, as originally filed with the Securities and Exchange Commission on March 6, 2026 (the “Original Filing”).

This Amendment is being filed solely to include the Company’s Compensation Recovery (Clawback) Policy, as adopted by its Board of Directors, as Exhibit 97.1 to the Original Filing, which was inadvertently omitted.

No other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures contained in the Original Filing in any way other than as described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Amendment:

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Second Amended and Restated Memorandum and Articles of Association
4.1**	Specimen Unit Certificate
4.2**	Specimen Ordinary Shares Certificate
4.3**	Specimen Rights Certificate
4.4*	Rights Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
5.1***	Opinion of Celine and Partners, P.L.L.C.
5.2***	Opinion of Ogier
10.1*	Form of Letter Agreement among the Registrant and the Sponsor, Officers, and Directors
10.2*	Investment Management Trust Agreement by and between Continental Stock Transfer & Trust Company and the Registrant
10.3*	Registration Rights Agreement by and between the Registrant and Insiders
10.4*	Form of Indemnity Agreement
10.5*	Subscription Agreement, as amended, between the Registrant and Black Hawk Management LLC
10.6***	Administrative Services Agreement
14.1***	Code of Ethics
31.1****	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1***	Audit Committee Charter
99.2***	Compensation Committee Charter
97.1****	Incentive Compensation Recovery (Clawback) Policy

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 26, 2024.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 26, 2024.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on February 5, 2024
****	Filed herewith

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
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No.1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent Louis Kaufman	Chief Executive Officer and Chairman	April 28, 2026
Mr. Kent Louis Kaufman	(Principal Executive Officer and Principal Accounting and Financial Officer)

3