Form 10-Q
period 2026-05-31
Black Hawk Acquisition Corp
filed 2026-07-15
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

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

As of July 15, 2026, 4,153,577 ordinary shares, including ordinary shares of the underlying units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED MAY 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2026	November 30, 2025
Assets:
Current Assets
Cash	$11,583	$39,521
Prepaid expenses	51,547	11,269
Total Current Assets	63,130	50,790

Investments held in Trust Account	25,313,116	23,827,149
Total Assets	$25,376,246	$23,877,939

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Due to target company	$1,300,801	$575,000
Due to related party	7,400	-
Accounts payable and accrued expenses	153,952	296,410
Accrued interest expenses	57,287	15,454
Convertible note - related party	1,232,366	595,369
Total Current Liabilities	2,751,806	1,482,233

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	5,166,806	3,897,233

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 2,124,077 shares and 2,124,077 shares issued and outstanding at redemption value of $11.92 and $11.22 as of May 31, 2026 and November 30, 2025, respectively	25,313,116	23,827,149

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares issued and outstanding	203	203
Additional paid-in capital	4,538	4,538
Accumulated deficit	(5,108,417)	(3,851,184)
Total Shareholders’ Deficit	(5,103,676)	(3,846,443)
Total Liabilities and Shareholders’ Deficit	$25,376,246	$23,877,939

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
General and administrative expenses	$79,215	$217,598	$103,403	$296,367
Related party administrative fees	30,000	30,000	60,000	60,000
Loss from operations	(109,215)	(247,598)	(163,403)	(356,367)

Other income
Interest income	-	517	-	1,754
Interest earned on investments held in Trust Account	222,525	767,623	435,967	1,533,534
Interest expense	(24,381)	-	(43,830)	-
Total other income	198,144	768,140	392,137	1,535,288
Net income	$88,929	$520,542	$228,734	$1,178,921

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,124,077	6,900,000	2,124,077	6,900,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$0.06	$0.06	$0.13

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	2,029,500	2,029,500	2,029,500

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.02	$0.06	$0.06	$0.13

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2025	-	$203	-	$-	$4,538	$(3,851,184)	$(3,846,443)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(813,442)	(813,442)
Net income	-	-	-	-	-	139,805	139,805
Balance – February 28, 2026	-	$203	-	$-	$4,538	$(4,524,821)	$(4,520,080)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(672,525)	(672,525)
Net income	-	-	-	-	-	88,929	88,929
Balance – May 31, 2026	-	$203	-	$-	$4,538	$(5,108,417)	$(5,103,676)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2024	2,029,500	$203	-	$-	$-	$(2,172,110)	$(2,171,907)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(765,911)	(765,911)
Net income	-	-	-	-	-	658,379	658,379
Balance – February 28, 2025	2,029,500	$203	-	$-	$-	$(2,279,642)	$(2,279,439)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(767,623)	(767,623)
Net income	-	-	-	-	-	520,542	520,542
Balance – May 31, 2025	2,029,500	$203	-	$-	$-	$(2,526,723)	$(2,526,520)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31, 2026	For the Six Months Ended May 31, 2025
Cash Flows from Operating Activities:
Net income	$228,734	$1,178,921
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(435,967)	(1,533,534)
Changes in operating assets and liabilities:
Prepaid expenses	(40,278)	(17,380)
Accounts payable and accrued expenses	(98,628)	(69,935)
Net cash used in operating activities	(346,139)	(441,928)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,050,000)	-
Net cash used in investing activities	(1,050,000)	-

Cash Flows from Financing Activities:
Proceeds from related party	7,400	-
Proceeds of convertible note - related party	635,000	-
Proceeds from target company	725,801	250,000
Net cash provided by financing activities	1,368,201	250,000

Net Changes in Cash	(27,938)	(191,928)
Cash - Beginning of period	39,521	264,842
Cash - End of period	$11,583	$72,914

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,485,967	$1,533,534

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

As of May 31, 2026, the Company had not commenced any operations. All activities through May 31, 2026 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

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

Nasdaq Delisting Notice

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

Going Concern Consideration

As of May 31, 2026, the Company had $11,583 in cash and working capital deficit of $2,688,676. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000 (see Note 5).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 6, 2026. The interim results for the three and six months ended May 31, 2026 are not necessarily indicative of the results that may be expected through November 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $11,583 and $39,521 in cash and none in cash equivalents as of May 31, 2026 and November 30, 2025, respectively.

Investments Held in Trust Account

As of May 31, 2026 and November 30, 2025, the Company had $25,313,116 and $23,827,149 in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of May 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Initial Shareholders. As of May 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of Class A ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per share for the period presented.

	Three Months Ended May 31, 2026		Three Months Ended May 31, 2025
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income	$45,477	$43,452	$402,233	$118,309

Denominator:
Basic and diluted weighted average shares outstanding	2,124,077	2,029,500	6,900,000	2,029,500
Basic and diluted net income per share	$0.02	$0.02	$0.06	$0.06

	Six Months Ended May 31, 2026		Six Months Ended May 31, 2025
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income	$116,971	$111,763	$910,975	$267,946

Denominator:
Basic and diluted weighted average shares outstanding	2,124,077	2,029,500	6,900,000	2,029,500
Basic and diluted net income per share	$0.06	$0.06	$0.06	$0.06

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 par value per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.0145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock were converted to 1,725,000 Class B ordinary shares. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 per ordinary share. As of May 31, 2026 and November 30, 2025, there were 1,725,000 Founder Shares issued and outstanding.

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

Convertible Notes — Related Party

On June 13, 2025, September 23, 2025, February 12, 2026, and May 4, 2026, the Company issued convertible promissory notes to the Sponsor (the “June Note”, the “September Note”, the “February 2026 Note”; and the “May 2026 Convertible Note”, collectively, the “Convertible Notes”), each permitting borrowings of up to $350,000, $350,000, $300,000, and $300,000, respectively. As of May 31, 2025, the Company had drawn $1,235,000 under the four Convertible Notes.

The June Note bears interest at 6% per annum and all of the September Note, February 2026 Note and May 2026 Note bear interest at 10% per annum. The Convertible Notes are unsecured and mature on the earlier of (i) the consummation of a business combination or (ii) the Company’s liquidation date, as approved by stockholders. Upon consummation of a business combination, the Sponsor may elect to convert any unpaid principal and accrued interest into ordinary shares of the Company.

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

As of May 31, 2026 and November 30, 2025, there was no derivative liability outstanding.

As of May 31, 2026, the outstanding principal balance under the Convertible Notes was $1,232,366, including unamortized discount of $2,541. As of November 30, 2025, the outstanding principal balance under the Convertible Notes was $595,369, including unamortized discount of $4,538.

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

May 2026 Convertible Note

The May 2026 Convertible Note is convertible solely into the Company’s own ordinary shares at a fixed conversion price of $1.00 per share, which represents one-tenth (1/10) of the Company’s $10.00 initial public offering price per unit. The conversion option met the equity scope exception under ASC 815-40, therefore it is accounted for as equity and that no fair value remeasurement is required.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such loans may be converted into private at $10.00 per share at the option of the lender. As of May 31, 2026 and November 30, 2025, the Company had no borrowings under the working capital loans.

Due to Related Party

The Sponsor paid certain transaction costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of May 31, 2026 and November 30, 2025, the amount due to the related party was $7,400 and $0, respectively.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 and $60,000 for the three and six months ended May 31, 2026, respectively, of which $20,000 was due to the Sponsor as of May 31, 2026 and included in the accompany accounts payable and accrued expenses.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 22, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not exercise the over-allotment option, as such, there was no liability accrued on the balance sheet as of May 31, 2026.

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

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s articles of association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 per ordinary share. On July 8, 2025, the Company held its Extraordinary General Meeting in which holders of 4,775,923 public ordinary shares exercised their redemption rights. Following the redemptions, 2,124,077 public ordinary shares remain issued and outstanding. As of May 31, 2026 and November 30, 2025, there were 2,029,500 Class A non-redeemable ordinary shares issued and outstanding (excluding 2,124,077 and 2,124,077 Class A ordinary shares subject to redemption as of May 31, 2026 and November 30, 2025, respectively).

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

Note 8 — Due to Target Company

In connection with the Extension, the Vesicor agreed to contribute one-half of the Extension Payment and certain merger costs. For the three and six months ended May 31, 2026, Vesicor contributed approximately $284,814 and $725,801, respectively. As of May 31, 2026 and November 30, 2025, outstanding amounts totaled $1,300,801 and $575,000, respectively. Subsequently, on June 30, 2026, Black Hawk and Vesicor entered into a Debt Forgiveness Agreement under which Vesicor forgave $1,015,988 of the $1,300,801 in advances. See Note 11 — Subsequent Events for a detailed description of the Debt Forgiveness Agreement.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2026 and November 30, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	May 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$25,313,116	$25,313,116	-	-

	November 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$23,827,149	$23,827,149	-	-

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
General and administrative expenses	$79,215	$217,598	$103,403	$296,367
Interest earned on investments held in Trust Account	$222,525	$767,623	$435,967	$1,533,534

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

Debt Forgiveness Agreement

On June 30, 2026, Black Hawk and Vesicor entered into a Debt Forgiveness Agreement pursuant to which Vesicor forgave $1,015,988 in advances previously made by Vesicor to or on behalf of Black Hawk (the “Vesicor Advances”). The Vesicor Advances consisted of (i) $675,000 in extension payment advances made between July 2025 and February 2026, representing Vesicor’s one-half share of the monthly $150,000 trust fund extension payments required under the Business Combination Agreement and the amended Trust Agreement, and (ii) $340,987.50 in upfront fee payments and other transaction expenses paid by Vesicor on Black Hawk’s behalf between March and April 2025 for upfront fees and February 2026 for other transaction expenses. All advances were made on a non-interest basis.

Pursuant to the Debt Forgiveness Agreement, Vesicor (i) forgave the entire outstanding principal amount of the Vesicor Advances, (ii) agreed that all debt instruments issued or issuable in connection with the Vesicor Advances are null and void, and (iii) waived and cancelled any rights to convert the Vesicor Advances into debt or equity securities of Black Hawk or any successor. Vesicor’s forgiveness of advances classified as upfront fees was made pursuant to a waiver, consent and authorization of Vesicor’s shareholders. Any advances made by Vesicor after February 12, 2026 are expressly excluded from the Debt Forgiveness Agreement and will be governed by separate written agreements between the parties.

In consideration for the foregoing, Black Hawk released Vesicor from any claims arising from Vesicor’s failure to timely advance or pay any portion of the Vesicor Advances or otherwise timely perform its obligations under the Business Combination Agreement. Each party retained all other rights and claims under the Business Combination Agreement not expressly released. The Debt Forgiveness Agreement is governed by the laws of the State of California.

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

The Transaction, which has been approved unanimously by the boards of directors of both Black Hawk and Vesicor, is subject to regulatory approvals, the approvals by the shareholders of Black Hawk and Vesicor, respectively, and the satisfaction of certain other customary closing conditions including the approval by Nasdaq of the listing application of the combined company. The Business Combination is expected to be completed by the third quarter of 2026.

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

NASDAQ Delisting Notice

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

Debt Forgiveness Agreement

On June 30, 2026, Black Hawk and Vesicor entered into a Debt Forgiveness Agreement pursuant to which Vesicor forgave $1,015,988 in advances previously made by Vesicor to or on behalf of Black Hawk (the “Vesicor Advances”). The Vesicor Advances consisted of (i) $675,000 in extension payment advances made between July 2025 and February 2026, representing Vesicor’s one-half share of the monthly $150,000 trust fund extension payments required under the Business Combination Agreement and the amended Trust Agreement, and (ii) $340,987.50 in upfront fee payments and other transaction expenses paid by Vesicor on Black Hawk’s behalf between March and April 2025 for upfront fees and February 2026 for other transaction expenses. All advances were made on a non-interest basis.

Pursuant to the Debt Forgiveness Agreement, Vesicor (i) forgave the entire outstanding principal amount of the Vesicor Advances, (ii) agreed that all debt instruments issued or issuable in connection with the Vesicor Advances are null and void, and (iii) waived and cancelled any rights to convert the Vesicor Advances into debt or equity securities of Black Hawk or any successor. Vesicor’s forgiveness of advances classified as upfront fees was made pursuant to a waiver, consent and authorization of Vesicor’s shareholders. Any advances made by Vesicor after February 12, 2026 are expressly excluded from the Debt Forgiveness Agreement and will be governed by separate written agreements between the parties.

In consideration for the foregoing, Black Hawk released Vesicor from any claims arising from Vesicor’s failure to timely advance or pay any portion of the Vesicor Advances or otherwise timely perform its obligations under the Business Combination Agreement. Each party retained all other rights and claims under the Business Combination Agreement not expressly released. The Debt Forgiveness Agreement is governed by the laws of the State of California.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through May 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended May 31, 2026, we had net income of $88,929, which consisted of general and administrative expenses of $79,215, related party administrative fees of $30,000, interest expense of $24,381, offset by interest income of $222,525.

For the six months ended May 31, 2026, we had net income of $228,734, which consisted of general and administrative expenses of $103,403, related party administrative fees of $60,000, interest expense of $43,830, offset by interest income of $435,967.

For the three months ended May 31, 2025, we had net income of $520,542, which consisted of general and administrative expenses of $217,598, related party administrative fees of $30,000, offset by interest income of $768,140.

For the six months ended May 31, 2025, we had net income of $1,178,921, which consisted of general and administrative expenses of $296,367, and related party administrative fees of $60,000, offset by interest income of $1,535,288.

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

As of May 31, 2026, we had cash of $11,583 and a working capital deficit of $2,688,676. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of May 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of May 31, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of May 31, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2023, the Sponsor received 17,250,000 of Company’s shares of common stock in exchange for $25,000 paid for deferred offering costs borne by the founder. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock converted to 1,725,000 Class B ordinary shares. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 per ordinary share.

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

On May 4, 2026, the Company issued an unsecured convertible promissory note to the Sponsor in the principal amount of up to $300,000. The note bears interest at 10% per annum and, in connection with a DeSPAC transaction, may be converted into ordinary shares of the post-business combination company at a conversion price of $1.00 per share. To the extent any such shares are issued, they will be issued in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

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

Date: July 15, 2026

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)

