Form 10-Q
period 2026-08-31
Black Hawk Acquisition Corp
filed 2026-10-06
CIK 2000775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

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

As of October 6, 2026, 4,153,577 ordinary shares, including ordinary shares of the underlying units, par value $0.0001 per share, were issued and outstanding.

Black Hawk Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED AUGUST 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLACK HAWK ACQUISITION CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2026	November 30, 2025
Assets:
Current Assets
Cash	$12,052	$39,521
Prepaid expenses	29,315	11,269
Total Current Assets	41,367	50,790

Investments held in Trust Account	25,993,300	23,827,149
Total Assets	$26,034,667	$23,877,939

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Due to target company	$568,733	$575,000
Due to related party	7,400	-
Due to related party – administrative expenses	30,000	-
Accounts payable and accrued expenses	126,479	296,410
Accrued interest expenses	90,513	15,454
Convertible note - related party	1,512,366	595,369
Total Current Liabilities	2,335,491	1,482,233

Deferred underwriting fee payable	2,415,000	2,415,000
Total Liabilities	4,750,491	3,897,233

Commitments and Contingencies – see Note 6
Class A ordinary shares subject to possible redemption, $0.0001 par value; 450,000,000 shares authorized; 2,124,077 shares and 2,124,077 shares issued and outstanding at redemption value of $12.24 and $11.22 as of August 31, 2026 and November 30, 2025, respectively	25,993,300	23,827,149

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 2,029,500 shares issued and outstanding	203	203
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Additional paid-in capital	4,538	4,538
Accumulated deficit	(4,713,865)	(3,851,184)
Total Shareholders’ Deficit	(4,709,124)	(3,846,443)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$26,034,667	$23,877,939

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025
General and administrative expenses	$108,210	$311,265	$211,613	$607,632
Related party administrative fees	30,000	30,000	90,000	90,000
Loss from operations	(138,210)	(341,265)	(301,613)	(697,632)

Other income:
Interest income	-	43	-	1,797
Interest earned on investments held in Trust Account	230,184	494,519	666,151	2,028,053
Interest expense	(33,226)	-	(77,056)	-
Gain on debt forgiveness	1,015,988	-	1,015,988	-
Change in fair value of derivative liability	-	1,104	-	1,104
Total other income	1,212,946	495,666	1,605,083	2,030,954
Net income	$1,074,736	$154,401	$1,303,470	$1,333,322

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,124,077	4,096,741	2,124,077	5,958,760

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.26	$0.03	$0.31	$0.17

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	2,029,500	2,029,500	2,029,500	2,029,500

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.26	$0.03	$0.31	$0.17

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2025	2,029,500	$203	-	$-	$4,538	$(3,851,184)	$(3,846,443)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(813,442)	(813,442)
Net income	-	-	-	-	-	139,805	139,805
Balance – February 28, 2026	2,029,500	$203	-	$-	$4,538	$(4,524,821)	$(4,520,080)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(672,525)	(672,525)
Net income	-	-	-	-	-	88,929	88,929
Balance – May 31, 2026	2,029,500	$203	-	$-	$4,538	$(5,108,417)	$(5,103,676)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(680,184)	(680,184)
Net income	-	-	-	-	-	1,074,736	1,074,736
Balance – August 31, 2026	2,029,500	$203	-	$-	$4,538	$(4,713,865)	$(4,709,124)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2024	2,029,500	$203	-	$-	$-	$(2,172,110)	$(2,171,907)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(765,911)	(765,911)
Net income	-	-	-	-	-	658,379	658,379
Balance – February 28, 2025	2,029,500	$203	-	$-	$-	$(2,279,642)	$(2,279,439)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(767,623)	(767,623)
Net income	-	-	-	-	-	520,542	520,542
Balance – May 31, 2025	2,029,500	$203	-	$-	$-	$(2,526,723)	$(2,526,520)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(944,519)	(944,519)
Net income	-	-	-	-	-	154,401	154,401
Balance – August 31, 2025	2,029,500	$203	-	$-	$-	$(3,316,841)	$(3,316,638)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

BLACK HAWK ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended August 31, 2026	For the Nine Months Ended August 31, 2025
Cash Flows from Operating Activities:
Net income	$1,303,470	$1,333,322
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(666,151)	(2,028,053)
Gain on debt forgiveness	(1,015,988)	-
Change in fair value of derivative liability	-	(1,104)
Changes in operating assets and liabilities:
Prepaid expenses	(18,046)	19,699
Accounts payable and accrued expenses	(62,875)	126,294
Net cash used in operating activities	(459,590)	(549,842)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,500,000)	(450,000)
Cash withdrawn from Trust to pay redeemed public shareholders	-	51,010,745
Net cash (used in) provided by investing activities	(1,500,000)	50,560,745

Cash Flows from Financing Activities:
Proceeds from related party	7,400	-
Proceeds of convertible note - related party	915,000	350,000
Advances from target company	1,009,721	400,000
Payment to redeemed public shareholders	-	(51,010,745)
Net cash provided by (used in) financing activities	1,932,121	(50,260,745)

Net Changes in Cash	(27,469)	(249,842)
Cash - Beginning of period	39,521	264,842
Cash - End of period	$12,052	$15,000

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,166,151	$2,478,053
Issuance of convertible note – recognition of derivative liability	$-	$3,244

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

As of August 31, 2026, the Company had not commenced any operations. All activities through August 31, 2026 are related to the Company’s formation and the initial public offering (“IPO” as defined below), and subsequent to the IPO, identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

The Company’s sponsor is Black Hawk Management LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on March 20, 2024. On March 22, 2024, the Company consummated the IPO of 6,900,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at an offering price of $10.00 per unit (the “Public Units”), generating gross proceeds of $69,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 235,500 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,355,000, which is described in Note 4.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company initially had 15 months (or up to 18 months or up to 21 months if it extends such period) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). If the Company anticipates that it may not be able to consummate initial business combination within 15 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of 21 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $690,000 ($0.10 per Public Share) or an aggregate of $1,380,000, on or prior to the date of the applicable deadline.

Currently, as a result of the shareholders’ approval at the 2025 Extraordinary General Meeting (as defined below), the Company amended and restated its governing documents and Trust Agreement to extend the Combination Period monthly through December 22, 2026, subject to making the required $150,000 monthly deposits into the Trust Account.

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

The Sponsor and the other Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares, and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the other Initial Shareholders acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.05.

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

On March 15, 2025, the Company and Vesicor executed a subsequent letter of intent with an exclusivity period extending until the last day of April 2025 (the “Exclusive LOI”). Pursuant to the LOI, Vesicor deposited two deposits totaling $250,000 into the Company’s operating account to cover the costs related to Proposed Transaction.

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

The Transaction, which has been approved unanimously by the boards of directors of both Black Hawk and Vesicor, is subject to regulatory approvals, the approvals by the shareholders of Black Hawk and Vesicor, respectively, and the satisfaction of certain other customary closing conditions including the approval by Nasdaq of the listing application of the combined company. The Registration Statement on Form S-4 relating to the proposed Business Combination was declared effective by the SEC on September 17, 2026. On September 22, 2026, the Company filed its definitive proxy statement/prospectus and scheduled an extraordinary general meeting for the shareholders which will be held at 10:00 a.m. Eastern Time, on October 13, 2026.

2025 Extraordinary General Meeting

The Company filed its definitive proxy statement on June 10, 2025, announcing that its Extraordinary General Meeting would be held on June 20, 2025, to consider proposals to (i) amend the Company’s Second Amended and Restated Memorandum and Articles of Association to permit the Company to extend the date by which it must consummate an initial business combination (the “Termination Date”) from June 22, 2025 to December 22, 2026, by up to eighteen (18) one-month extensions; (ii) amend the Investment Management Trust Agreement, dated March 20, 2024, between the Company and Continental Stock Transfer & Trust Company, to permit such extensions; and (iii) adjourn the Extraordinary General Meeting, if necessary, to permit further solicitation and voting of proxies.

The Extraordinary General Meeting was convened on June 20, 2025 and subsequently adjourned on June 23, June 27, July 1 and July 3, 2025 to solicit additional votes on the proposals. On July 7, 2025, the Company filed a supplemental proxy statement reflecting revised terms of the extension proposal.

On July 8, 2025, the Company held its Extraordinary General Meeting, at which shareholders approved the extension proposal and the related amendments to the Company’s governing documents and Trust Agreement. As a result, the Company may extend the Termination Date from June 22, 2025 to December 22, 2026 by up to eighteen (18) one-month extensions, subject to the deposit of $150,000 into the Trust Account for each one-month extension in accordance with the amended Trust Agreement.

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

Extension Payment

Beginning on June 22, 2025 and continuing through December 22, 2026, Black Hawk may elect to extend the deadline to consummate a business combination on a month-by-month basis for up to eighteen one-month extensions by depositing $150,000 into the Trust Account for each such extension. Extension Payments were funded through unsecured convertible promissory notes issued by the Company to the Sponsor (see Note 5) and advances from Vesicor (see Debt Forgiveness Agreement below and Note 8). Certain extension payments due in December 2025 and January 2026 were funded after their respective due dates. The November 2025 extension fee was paid in the fiscal year 2026 resulting in ten extension payments for the nine months ended in August 31, 2026. As of the issuance date of these financial statements, the Company is current with respect to its extension payments.

Nasdaq Delisting Notice

On March 31, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s market value of listed securities (“MVLS”) had been below the $50,000,000 minimum required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) for the previous 30 consecutive business days. The notice provides the Company with 180 calendar days, or until September 28, 2026, to regain compliance by maintaining an MVLS of at least $50,000,000 for a minimum of ten consecutive business days (which Nasdaq may, in its discretion, extend up to approximately 20 consecutive business days). On August 17, 2026, Nasdaq notified Black Hawk that, for the 10 consecutive business days from August 3, 2026 through August 14, 2026, Black Hawk’s MVLS had been $50,000,000 or greater. Accordingly, Nasdaq determined that Black Hawk had regained compliance with Nasdaq Listing Rule 5450(b)(2)(A) and that the matter was closed.

Debt Forgiveness Agreement

On June 30, 2026, Black Hawk and Vesicor entered into a Debt Forgiveness Agreement pursuant to which Vesicor forgave $1,015,988 in advances previously made by Vesicor to or on behalf of Black Hawk (the “Vesicor Advances”) as of February 12, 2026. The Vesicor Advances consisted of (i) $675,000 in extension payment advances made between July 2025 and February 2026, representing Vesicor’s one-half share of the monthly $150,000 trust fund extension payments required under the Business Combination Agreement and the amended Trust Agreement, and (ii) $340,988 in upfront fee payments and other transaction expenses paid by Vesicor on Black Hawk’s behalf between March 2025 and April 2025 for upfront fees and February 2026 for other transaction expenses. All advances were made on a non-interest basis.

Pursuant to the Debt Forgiveness Agreement, Vesicor (i) forgave the entire outstanding principal amount of the Vesicor Advances as of February 12, 2026, (ii) agreed that all debt instruments issued or issuable in connection with the Vesicor Advances are null and void, and (iii) waived and cancelled any rights to convert the Vesicor Advances into debt or equity securities of Black Hawk or any successor. Vesicor’s forgiveness of advances classified as upfront fees was made pursuant to a waiver, consent and authorization of Vesicor’s shareholders. Any advances made by Vesicor after February 12, 2026 are expressly excluded from the Debt Forgiveness Agreement and will be governed by separate written agreements between the parties. There are no separate agreements as of October 6, 2026.

In consideration for the foregoing, Black Hawk released Vesicor from any claims arising from Vesicor’s failure to timely advance or pay any portion of the Vesicor Advances mentioned above or otherwise timely perform its obligations under the Business Combination Agreement. Each party retained all other rights and claims under the Business Combination Agreement not expressly released. The Debt Forgiveness Agreement is governed by the laws of the State of California.

Going Concern Consideration

As of August 31, 2026, the Company had $12,052 in cash and working capital deficit of $2,294,124.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 6, 2026. The interim results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results that may be expected through November 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $12,052 and $39,521 in cash and none in cash equivalents as of August 31, 2026 and November 30, 2025, respectively.

Investments Held in Trust Account

As of August 31, 2026 and November 30, 2025, the Company had $25,993,300 and $23,827,149 in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $4,309,493 consisting of $690,000 cash underwriting, $2,415,000 deferred underwriting fees (payable only upon completion of a Business Combination), $690,000 for the issuance of representative shares and $514,493 other offering costs that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits, and no amounts accrued for interest and penalties as of August 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Basic net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. For purposes of calculating diluted net income per ordinary share, the Company considers the potential dilutive effect of outstanding rights, convertible debt, and other securities or contracts that may result in the issuance of ordinary shares. As of August 31, 2026, the Company had outstanding rights and convertible debt that could potentially result in the issuance of approximately 3.0 million ordinary shares. These securities were excluded from the computation of diluted net income per ordinary share because their inclusion would have been antidilutive or the applicable conversion or settlement conditions had not been met. The securities excluded from the computation of diluted net income per ordinary share consisted of approximately 1,427,100 ordinary shares issuable upon exercise of outstanding rights and approximately 1.6 million ordinary shares issuable upon conversion of Sponsor notes, including accrued interest, at a conversion price of $1.00 per ordinary share. Accordingly, diluted net income per ordinary share is the same as basic net income per share for the period presented.

	Three Months Ended August 31, 2026		Three Months Ended August 31, 2025
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net per share
Numerator:
Allocation of net income	$549,604	$525,132	$103,251	$51,150

Denominator:
Basic and diluted weighted average shares outstanding	2,124,077	2,029,500	4,096,741	2,029,500
Basic and diluted net income per share	$0.26	$0.26	$0.03	$0.03

	Nine Months Ended August 31, 2026		Nine Months Ended August 31, 2025
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$666,575	$636,895	$994,578	$338,744

Denominator:
Basic and diluted weighted average shares outstanding	2,124,077	2,029,500	5,958,760	2,029,500
Basic and diluted net income per share	$0.31	$0.31	$0.17	$0.17

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

Note 5 — Related Party Transactions

Founder Shares

On October 16, 2023, the Company issued 17,250,000 shares of Class B ordinary shares, $0.0001 par value per share to the Sponsor (“Founder Shares”), for an aggregated consideration of $25,000, or approximately $0.00145 per share. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of Class B ordinary shares were converted to 1,725,000 Class B ordinary shares.

On March 20, 2024, in connection with the Company’s IPO and the underwriters’ over-allotment option, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the Sponsor purchased an additional 258,750 Class B ordinary shares, increasing the total number of Founder Shares to 1,983,750. The additional 258,750 Founder Shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised. The underwriters did not exercise the over-allotment option, and accordingly, the 258,750 Founder Shares were forfeited. Upon the closing of the IPO on March 20, 2024, the remaining 1,725,000 Founder Shares automatically converted into 1,725,000 Class A ordinary shares. As of August 31, 2026 and November 30, 2025, no Class B ordinary shares were issued or outstanding, and 1,725,000 Class A ordinary shares issued to the Sponsor as Founder Shares remained outstanding.

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

Convertible Notes — Related Party

On June 13, 2025, September 23, 2025, February 12, 2026, May 4, 2026, and August 21, 2026, the Company issued convertible promissory notes to the Sponsor (the “June Note”, the “September Note”, the “February 2026 Convertible Note”, the “May 2026 Convertible Note”, and “August 2026 Convertible Note”, collectively, the “Convertible Notes”), each permitting borrowings of up to $350,000, $350,000, $300,000, $300,000 and $300,000, respectively. As of August 31, 2026, the Company had drawn $1,515,000 under the five Convertible Notes.

The June Note bears interest at 6% per annum and all of the September Note, February 2026 Convertible Note, May 2026 Convertible Note and August 2026 Convertible Note bear interest at 10% per annum. The Convertible Notes are unsecured and mature on the earlier of (i) the consummation of a business combination or (ii) the Company’s liquidation date, as approved by shareholders. Upon consummation of a business combination, the Sponsor may elect to convert any unpaid principal and accrued interest into ordinary shares of the Company.

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

As of August 31, 2026 and November 30, 2025, there was no derivative liability outstanding.

As of August 31, 2026, the outstanding carrying amount of Convertible Notes was $1,512,366, net of unamortized discount of $2,634. As of November 30, 2025, the outstanding carrying amount of Convertible Notes was $595,369, net of unamortized discount of $4,631.

June Convertible Note

In June 2025, the Company issued a convertible promissory note that includes an embedded conversion feature. The Company evaluated the conversion feature under ASC 815 and concluded that it is not clearly and closely related to the host debt instrument and does not qualify for equity classification. Accordingly, the embedded conversion feature was bifurcated and accounted for as a derivative liability, initially measured at fair value on the issuance date, with a corresponding debt discount recorded against the carrying amount of the note. The derivative liability was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings, and the debt discount is accreted to interest expense over the term of the note using the effective interest method in accordance with ASC 835-30. The remeasurement ended on September 30, 2025.

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

August 2026 Convertible Note

The August 2026 Convertible Note is convertible solely into the Company’s own ordinary shares at a fixed conversion price of $1.00 per share, which represents one-tenth (1/10) of the Company’s $10.00 initial public offering price per unit. The conversion option met the equity scope exception under ASC 815-40, therefore it is accounted for as equity and that no fair value remeasurement is required.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Initial Shareholders or their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes an initial Business Combination, it will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Certain amount of such working capital loans may be converted into private units at $10.00 per unit. As of August 31, 2026 and November 30, 2025, the Company had no borrowings under the working capital loans.

Due to Related Party

The Sponsor paid certain transaction costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of August 31, 2026 and November 30, 2025, the amount due to the related party was $7,400 and $0, respectively.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on December 4, 2023, commencing on the effective date of the registration statement of IPO through the later of the Company’s consummation of a Business Combination or 21 months from such effective date, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $30,000 and $90,000 for the three and nine months ended August 31, 2026, respectively, of which $30,000 and $0 was due to the Sponsor as of August 31, 2026 and November 30, 2025 included in the accompanying balance sheets under Due to related party – administrative expenses.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding as of March 20, 2024, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any shares of ordinary shares issuable upon conversion of the underlying private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummates an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The Company granted EF Hutton, the representative of the underwriters, a 45-day option from March 20, 2024, to purchase up to 1,035,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. The value of the over-allotment option was estimated to be $93,150 as of March 22, 2024. The underwriters did not exercise the over-allotment option, as such, there was no liability accrued on the balance sheet as of August 31, 2026.

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

Note 7 — Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 450,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of Class A ordinary shares and holders of Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law; provided that, prior to the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the appointment of directors, and holders of a majority of the Class B ordinary shares may remove a member of the board of directors. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, except as required by law or the Company’s Second Amended and Restated Articles of Association, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class. The Class B ordinary shares held by the Sponsor may convert into Class A ordinary shares at any time at their option, but will automatically convert into Class A ordinary shares upon the completion of the initial Business Combination on a one-for-one basis, subject to adjustments. On March 18, 2024, the Company elected to convert 1,725,000 Class B ordinary shares into 1,725,000 Class A ordinary shares upon the closing of IPO. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, $0.0126 per ordinary share. On July 8, 2025, the Company held its Extraordinary General Meeting in which holders of 4,775,923 public ordinary shares exercised their redemption rights. Following the redemptions, 2,124,077 public ordinary shares remain issued and outstanding. As of August 31, 2026 and November 30, 2025, there were 2,029,500 Class A non-redeemable ordinary shares issued and outstanding (excluding 2,124,077 and 2,124,077 Class A ordinary shares subject to redemption as of August 31, 2026 and November 30, 2025, respectively). There were no Class B ordinary shares outstanding for both periods.

Rights — Each holder of a right will receive one share of Class A Ordinary Share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Due to Target Company

In connection with the Extension, Vesicor agreed to pay one-half of the Extension Payment and certain merger costs. For the three and nine months ended August 31, 2026, the Company received $283,919 and $1,009,721, respectively, from Vesicor. On June 30, 2026, Black Hawk and Vesicor entered into a Debt Forgiveness Agreement under which Vesicor forgave $1,015,988 in advances previously made by Vesicor to or on behalf of Black Hawk. As of August 31, 2026 and November 30, 2025, outstanding amounts totaled $568,733 (excluding $1,015,988 forgiven advances) and $575,000, respectively. See Note 1 for a detailed description of the Debt Forgiveness Agreement.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2026 and November 30, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	August 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$25,993,300	$25,993,300	-	-

	November 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$23,827,149	$23,827,149	-	-

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

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025
General and administrative expenses	$108,210	$311,265	$211,613	$607,632
Related party administrative fees	$30,000	$30,000	$90,000	$90,000
Interest earned on investments held in Trust Account	$230,184	$494,519	$666,151	$2,028,053
Interest expense	$(33,226)	$-	$(77,056)	$-
Gain on debt forgiveness	$1,015,988	$-	$1,015,988	$-
Change in fair value of derivative liability	$-	$1,104	$-	$1,104

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

On September 17, 2026, the Registration Statement on Form S-4 relating to the proposed business combination was declared effective by the SEC. The Company filed its definitive proxy statement/prospectus on September 22, 2026 and scheduled an extraordinary general meeting for the shareholders which will be held at 10:00 a.m. Eastern Time, on October 13, 2026.

On September 22, 2026, an aggregate of $150,000 (the “Extension Payment”) has been deposited into the trust account for its public shareholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from September 22, 2026 to October 22, 2026.

On September 22, 2026, Black Hawk and Vesicor entered into a series of financing and related agreements with Meteora Select Trading Opportunities Master, LP (“Meteora”) in connection with the Company’s previously announced business combination with Vesicor. Pursuant to the Business Combination Agreement dated April 26, 2025, the Company will domesticate as a Delaware corporation and change its name to “Vesicor Therapeutics Holdings, Inc.” (“PubCo”), and Vesicor will become a wholly owned subsidiary of PubCo.

Forward Purchase Agreement

On September 22, 2026, the Company, Vesicor and Meteora entered into an OTC Equity Prepaid Forward Transaction confirmation (the “Forward Purchase Agreement”). The Forward Purchase Agreement provides for a share forward transaction with respect to up to 1,350,000 shares (the “Maximum Number of Shares”), subject to an upward adjustment upon the occurrence of certain dilutive offerings. The shares subject to the transaction may consist of (i) shares purchased by Meteora from third parties in the open market for which Meteora irrevocably waives redemption rights (“Recycled Shares”) and (ii) shares purchased directly from the Company pursuant to the Subscription Agreement described below (“Additional Shares”). The aggregate number of Recycled Shares and Additional Shares may not exceed the Maximum Number of Shares.

The initial price under the Forward Purchase Agreement will equal the per-share redemption price payable to holders of the Company’s public ordinary shares in connection with the Business Combination (the “Initial Price”). Subject to receipt of the applicable pricing date notice, at or in connection with the closing of the Business Combination the Company will pay Meteora, from the trust account, a prepayment amount equal to the number of shares specified in the pricing date notice multiplied by the Initial Price, reduced dollar-for-dollar by the aggregate purchase price funded by Meteora for any Additional Shares under the Subscription Agreement. The reset price will initially be $10.00 per share and may be reduced by mutual written agreement or upon certain dilutive offerings.

Unless extended by mutual written consent, the valuation date under the Forward Purchase Agreement will occur 36 months after the closing of the Business Combination, subject to acceleration upon certain delisting or registration-failure events. Following the end of a valuation period commencing on the valuation date, Meteora will pay the Company in cash an amount equal to the number of shares then remaining subject to the transaction (excluding terminated shares and any shares not then registered for resale or freely tradable under Rule 144) multiplied by the volume-weighted average price of the shares over that valuation period, and Meteora will not be required to return any portion of the prepayment amount. Meteora may elect to terminate the transaction in whole or in part prior to the valuation date, in which case Meteora will pay the Company an amount equal to the number of terminated shares multiplied by the then-current reset price. The Forward Purchase Agreement also requires PubCo to file, within 30 calendar days after the closing of the Business Combination, a registration statement covering the resale of the Additional Shares and to use commercially reasonable efforts to cause such registration statement to become effective within the periods specified therein. The Company also agreed to reimburse certain documented legal and out-of-pocket expenses of Meteora, subject to the aggregate $75,000 cap described below.

Non-Redemption Agreement

On September 22, 2026, the Company and Meteora entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”). Pursuant to the Non-Redemption Agreement, Meteora agreed, on a commercially reasonable best-efforts basis and subject to the terms thereof, to beneficially own and not redeem, or to reverse previously submitted redemption requests with respect to, up to 2,124,077 of the Company’s ordinary shares (the “Backstop Investor Shares”). The number of Backstop Investor Shares is a maximum and does not constitute an obligation of Meteora to acquire or hold any minimum number of shares.

Immediately upon the closing of the Business Combination, the Company will pay Meteora cash from the trust account in respect of the Backstop Investor Shares, being, in respect of each Backstop Investor Share, an amount equal to the final per-share redemption price less $0.75. The Non-Redemption Agreement provides that Meteora will deliver a share confirmation notice after the redemption deadline specifying the actual number of Backstop Investor Shares, not to exceed 2,124,077 shares. The Non-Redemption Agreement terminates upon the occurrence of certain specified events, subject to the survival provisions set forth therein.

Subscription Agreement

In connection with the Forward Purchase Agreement, on September 22, 2026, the Company and Meteora entered into a Subscription Agreement (the “Subscription Agreement”), pursuant to which Meteora agreed to purchase from the Company, as Additional Shares, a number of shares equal to the Maximum Number of Shares under the Forward Purchase Agreement less the number of Recycled Shares, at a per-share purchase price equal to the Initial Price, subject to the terms and conditions of the Subscription Agreement and the Forward Purchase Agreement. Meteora will not be required to purchase Additional Shares to the extent that, after giving effect to the issuance, its ownership would exceed 9.9% of the outstanding shares, unless Meteora waives such limitation in its sole discretion. The initial purchase of Additional Shares, if any, is expected to occur substantially concurrently with, but not before, the closing of the Business Combination, with any additional purchases occurring thereafter in accordance with the Forward Purchase Agreement.

Standby Equity Purchase Agreement

On September 22, 2026, the Company, Vesicor and Meteora also entered into a Standby Equity Purchase Agreement (the “SEPA”), pursuant to which, following the effectiveness of the registration statement required by the related Registration Rights Agreement described below and subject to the satisfaction of the conditions set forth in the SEPA, PubCo will have the right, but not the obligation, to sell to Meteora up to $200.0 million of shares of PubCo common stock from time to time during a commitment period generally lasting 36 months, which may be extended by up to 24 months by mutual written agreement. There is no mandatory minimum utilization amount and no non-usage fee.

For ordinary advances under the SEPA, the purchase price will generally equal 97% of the applicable market price determined in accordance with one of two pricing periods selected by PubCo, subject to the limitations and adjustments set forth in the SEPA. The maximum amount of each advance generally may not exceed 30% of the average daily traded amount during the 10 consecutive trading days preceding the applicable advance notice, unless otherwise agreed. The SEPA is also subject to a beneficial ownership limitation initially equal to 4.9%, which Meteora may elect to increase up to 9.9%, and to applicable Nasdaq issuance limitations unless stockholder approval or another exception is available.

The SEPA also permits the parties, by mutual written agreement and subject to specified conditions, to enter into one or more pre-paid advances evidenced by convertible promissory notes. Each such pre-paid advance would be funded at 85% of the face amount of the applicable note, reflecting a 15% original issue discount. The form of convertible promissory note provides for a 12-month maturity, 0% annual interest absent an event of default (increasing to 18% during an uncured event of default), a 7% payment premium on principal amounts paid in circumstances specified in the note, and conversion at the lower of a fixed-price formula and 95% of the lowest daily VWAP during the five trading days preceding the applicable conversion or determination date, subject to a floor price and other adjustments. No pre-paid advance is required to be funded unless the Company and Meteora mutually agree in writing.

As consideration for Meteora’s commitment under the SEPA, PubCo will pay Meteora a commitment fee equal to 0.50% of the $200.0 million maximum commitment amount, payable, at PubCo’s election, in cash or shares of PubCo common stock valued as provided in the SEPA. The Company also agreed to reimburse Meteora for reasonable and documented transaction expenses, subject to an aggregate cap of $75,000 shared among the SEPA, the Forward Purchase Agreement and the Non-Redemption Agreement.

Registration Rights Agreement

On September 22, 2026, the Company and Meteora entered into a Registration Rights Agreement (the “Registration Rights Agreement”) relating to securities issuable under the SEPA and any convertible promissory notes issued thereunder. The Registration Rights Agreement requires PubCo to file an initial resale registration statement no later than 60 calendar days following the closing of the Business Combination and to use commercially reasonable efforts to have such registration statement declared effective no later than 60 calendar days following its filing, subject to the terms of the Registration Rights Agreement. The initial registration statement is required to cover at least the greater of 10,000,000 shares of PubCo common stock and 300% of the maximum number of shares issuable upon conversion of all then-outstanding promissory notes, subject to applicable SEC limitations and the terms of the Registration Rights Agreement. Certain failures to timely file or obtain effectiveness, or to maintain the availability of the registration statement, may result in specified remedies, including partial liquidated damages based on outstanding note principal.

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

The Transaction, which has been approved unanimously by the boards of directors of both Black Hawk and Vesicor, is subject to regulatory approvals, the approvals by the shareholders of Black Hawk and Vesicor, respectively, and the satisfaction of certain other customary closing conditions including the approval by Nasdaq of the listing application of the combined company. The Registration Statement on Form S-4 relating to the proposed Business Combination was declared effective by the SEC on September 17, 2026. On September 22, 2026, the Company filed its definitive proxy statement/prospectus. The Business Combination is expected to be completed by the fourth quarter of 2026.

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

NASDAQ Delisting Notice

On March 31, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company’s market value of listed securities (“MVLS”) had been below the $50,000,000 minimum required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) for the previous 30 consecutive business days. The notice provides the Company with 180 calendar days, or until September 28, 2026, to regain compliance. To regain compliance, the Company’s MVLS must close at $50,000,000 or more for a minimum of ten consecutive business days, subject to Nasdaq’s discretion. On August 17, 2026, Nasdaq notified Black Hawk that, for the 10 consecutive business days from August 3, 2026 through August 14, 2026, Black Hawk’s MVLS had been $50,000,000 or greater. Accordingly, Nasdaq determined that Black Hawk had regained compliance with Nasdaq Listing Rule 5450(b)(2)(A) and that the matter was closed.

Debt Forgiveness Agreement

On June 30, 2026, Black Hawk and Vesicor entered into a Debt Forgiveness Agreement pursuant to which Vesicor forgave $1,015,988 in advances previously made by Vesicor to or on behalf of Black Hawk (the “Vesicor Advances”) as of February 12, 2026. The Vesicor Advances consisted of (i) $675,000 in extension payment advances made between July 2025 and February 2026, representing Vesicor’s one-half share of the monthly $150,000 Trust Account extension payments required under the Business Combination Agreement and the amended Trust Agreement, and (ii) $340,988 in upfront fee payments and other transaction expenses paid by Vesicor on Black Hawk’s behalf, including the two $125,000 non-refundable deposits previously paid to the Company in connection with the proposed transaction. All advances included in the Debt Forgiveness Agreement were made on a non-interest basis.

Pursuant to the Debt Forgiveness Agreement, Vesicor (i) forgave the entire outstanding principal amount of the Vesicor Advances as of February 12, 2026, (ii) agreed that all debt instruments issued or issuable in connection with the Vesicor Advances are null and void, and (iii) waived and cancelled any rights to convert the Vesicor Advances into debt or equity securities of Black Hawk or any successor. Vesicor’s forgiveness of advances classified as upfront fees was made pursuant to a waiver, consent and authorization of Vesicor’s shareholders. Any advances made by Vesicor after February 12, 2026 are expressly excluded from the Debt Forgiveness Agreement. No separate written agreements governing those post-February 12, 2026 advances had been entered into as of October 6, 2026.

On September 17, 2026, the Registration Statement on Form S-4 relating to the proposed business combination was declared effective by the SEC. The Company filed its definitive proxy statement/prospectus on September 22, 2026 and scheduled an extraordinary general meeting for the shareholders which will be held at 10:00 a.m. Eastern Time, on October 13, 2026.

On September 22, 2026, an aggregate of $150,000 (the “Extension Payment”) has been deposited into the trust account for its public shareholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from September 22, 2026 to October 22, 2026.

On September 22, 2026, Black Hawk and Vesicor entered into a series of financing and related agreements with Meteora Select Trading Opportunities Master, LP (“Meteora”) in connection with the Company’s previously announced business combination with Vesicor. Pursuant to the Business Combination Agreement dated April 26, 2025, the Company will domesticate as a Delaware corporation and change its name to “Vesicor Therapeutics Holdings, Inc.” (“PubCo”), and Vesicor will become a wholly owned subsidiary of PubCo.

Forward Purchase Agreement

On September 22, 2026, the Company, Vesicor and Meteora entered into an OTC Equity Prepaid Forward Transaction confirmation (the “Forward Purchase Agreement”). The Forward Purchase Agreement provides for a share forward transaction with respect to up to 1,350,000 shares (the “Maximum Number of Shares”), subject to an upward adjustment upon the occurrence of certain dilutive offerings. The shares subject to the transaction may consist of (i) shares purchased by Meteora from third parties in the open market for which Meteora irrevocably waives redemption rights (“Recycled Shares”) and (ii) shares purchased directly from the Company pursuant to the Subscription Agreement described below (“Additional Shares”). The aggregate number of Recycled Shares and Additional Shares may not exceed the Maximum Number of Shares.

The initial price under the Forward Purchase Agreement will equal the per-share redemption price payable to holders of the Company’s public ordinary shares in connection with the Business Combination (the “Initial Price”). Subject to receipt of the applicable pricing date notice, at or in connection with the closing of the Business Combination the Company will pay Meteora, from the trust account, a prepayment amount equal to the number of shares specified in the pricing date notice multiplied by the Initial Price, reduced dollar-for-dollar by the aggregate purchase price funded by Meteora for any Additional Shares under the Subscription Agreement. The reset price will initially be $10.00 per share and may be reduced by mutual written agreement or upon certain dilutive offerings.

Unless extended by mutual written consent, the valuation date under the Forward Purchase Agreement will occur 36 months after the closing of the Business Combination, subject to acceleration upon certain delisting or registration-failure events. Following the end of a valuation period commencing on the valuation date, Meteora will pay the Company in cash an amount equal to the number of shares then remaining subject to the transaction (excluding terminated shares and any shares not then registered for resale or freely tradable under Rule 144) multiplied by the volume-weighted average price of the shares over that valuation period, and Meteora will not be required to return any portion of the prepayment amount. Meteora may elect to terminate the transaction in whole or in part prior to the valuation date, in which case Meteora will pay the Company an amount equal to the number of terminated shares multiplied by the then-current reset price. The Forward Purchase Agreement also requires PubCo to file, within 30 calendar days after the closing of the Business Combination, a registration statement covering the resale of the Additional Shares and to use commercially reasonable efforts to cause such registration statement to become effective within the periods specified therein. The Company also agreed to reimburse certain documented legal and out-of-pocket expenses of Meteora, subject to the aggregate $75,000 cap described below.

Non-Redemption Agreement

On September 22, 2026, the Company and Meteora entered into a Non-Redemption Agreement (the “Non-Redemption Agreement”). Pursuant to the Non-Redemption Agreement, Meteora agreed, on a commercially reasonable best-efforts basis and subject to the terms thereof, to beneficially own and not redeem, or to reverse previously submitted redemption requests with respect to, up to 2,124,077 of the Company’s ordinary shares (the “Backstop Investor Shares”). The number of Backstop Investor Shares is a maximum and does not constitute an obligation of Meteora to acquire or hold any minimum number of shares.

Immediately upon the closing of the Business Combination, the Company will pay Meteora cash from the trust account in respect of the Backstop Investor Shares, being, in respect of each Backstop Investor Share, an amount equal to the final per-share redemption price less $0.75. The Non-Redemption Agreement provides that Meteora will deliver a share confirmation notice after the redemption deadline specifying the actual number of Backstop Investor Shares, not to exceed 2,124,077 shares. The Non-Redemption Agreement terminates upon the occurrence of certain specified events, subject to the survival provisions set forth therein.

Subscription Agreement

In connection with the Forward Purchase Agreement, on September 22, 2026, the Company and Meteora entered into a Subscription Agreement (the “Subscription Agreement”), pursuant to which Meteora agreed to purchase from the Company, as Additional Shares, a number of shares equal to the Maximum Number of Shares under the Forward Purchase Agreement less the number of Recycled Shares, at a per-share purchase price equal to the Initial Price, subject to the terms and conditions of the Subscription Agreement and the Forward Purchase Agreement. Meteora will not be required to purchase Additional Shares to the extent that, after giving effect to the issuance, its ownership would exceed 9.9% of the outstanding shares, unless Meteora waives such limitation in its sole discretion. The initial purchase of Additional Shares, if any, is expected to occur substantially concurrently with, but not before, the closing of the Business Combination, with any additional purchases occurring thereafter in accordance with the Forward Purchase Agreement.

Standby Equity Purchase Agreement

On September 22, 2026, the Company, Vesicor and Meteora also entered into a Standby Equity Purchase Agreement (the “SEPA”), pursuant to which, following the effectiveness of the registration statement required by the related Registration Rights Agreement described below and subject to the satisfaction of the conditions set forth in the SEPA, PubCo will have the right, but not the obligation, to sell to Meteora up to $200.0 million of shares of PubCo common stock from time to time during a commitment period generally lasting 36 months, which may be extended by up to 24 months by mutual written agreement. There is no mandatory minimum utilization amount and no non-usage fee.

For ordinary advances under the SEPA, the purchase price will generally equal 97% of the applicable market price determined in accordance with one of two pricing periods selected by PubCo, subject to the limitations and adjustments set forth in the SEPA. The maximum amount of each advance generally may not exceed 30% of the average daily traded amount during the 10 consecutive trading days preceding the applicable advance notice, unless otherwise agreed. The SEPA is also subject to a beneficial ownership limitation initially equal to 4.9%, which Meteora may elect to increase up to 9.9%, and to applicable Nasdaq issuance limitations unless stockholder approval or another exception is available.

The SEPA also permits the parties, by mutual written agreement and subject to specified conditions, to enter into one or more pre-paid advances evidenced by convertible promissory notes. Each such pre-paid advance would be funded at 85% of the face amount of the applicable note, reflecting a 15% original issue discount. The form of convertible promissory note provides for a 12-month maturity, 0% annual interest absent an event of default (increasing to 18% during an uncured event of default), a 7% payment premium on principal amounts paid in circumstances specified in the note, and conversion at the lower of a fixed-price formula and 95% of the lowest daily VWAP during the five trading days preceding the applicable conversion or determination date, subject to a floor price and other adjustments. No pre-paid advance is required to be funded unless the Company and Meteora mutually agree in writing.

As consideration for Meteora’s commitment under the SEPA, PubCo will pay Meteora a commitment fee equal to 0.50% of the $200.0 million maximum commitment amount, payable, at PubCo’s election, in cash or shares of PubCo common stock valued as provided in the SEPA. The Company also agreed to reimburse Meteora for reasonable and documented transaction expenses, subject to an aggregate cap of $75,000 shared among the SEPA, the Forward Purchase Agreement and the Non-Redemption Agreement.

Registration Rights Agreement

On September 22, 2026, the Company and Meteora entered into a Registration Rights Agreement (the “Registration Rights Agreement”) relating to securities issuable under the SEPA and any convertible promissory notes issued thereunder. The Registration Rights Agreement requires PubCo to file an initial resale registration statement no later than 60 calendar days following the closing of the Business Combination and to use commercially reasonable efforts to have such registration statement declared effective no later than 60 calendar days following its filing, subject to the terms of the Registration Rights Agreement. The initial registration statement is required to cover at least the greater of 10,000,000 shares of PubCo common stock and 300% of the maximum number of shares issuable upon conversion of all then-outstanding promissory notes, subject to applicable SEC limitations and the terms of the Registration Rights Agreement. Certain failures to timely file or obtain effectiveness, or to maintain the availability of the registration statement, may result in specified remedies, including partial liquidated damages based on outstanding note principal.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 28, 2023 (inception) through August 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended August 31, 2026, we had net income of $1,074,736, which consisted of general and administrative expenses of $108,210, related party administrative fees of $30,000, interest expense of $33,226, offset by interest income of $230,184 and gain on Debt Forgiveness of $1,015,988.

For the nine months ended August 31, 2026, we had net income of $1,303,470, which consisted of general and administrative expenses of $211,613, related party administrative fees of $90,000, interest expense of $77,056, offset by interest income of $666,151 and gain on Debt Forgiveness of $1,015,988.

For the three months ended August 31, 2025, we had net income of $154,401, which consisted of general and administrative expenses of $311,265, related party administrative fees of $30,000, offset by interest income of $494,562 and a decrease in fair value of derivative liability of $1,104.

For the nine months ended August 31, 2025, we had net income of $1,333,322, which consisted of general and administrative expenses of $607,632, and related party administrative fees of $90,000, offset by interest income of $2,029,850 and a decrease in fair value of derivative liability of $1,104.

Change in Fair Value of Derivative Liability

For both the three and nine month periods ended August 31, 2025, the Company recognized a $1,104 non-cash gain from the change in fair value of the derivative liability associated with the Sponsor’s Convertible Note. This liability reflects the fair value of the embedded conversion feature, measured using a binomial tree model in accordance with ASC 820, Fair Value Measurement. Upon the modification of the Convertible Notes on September 30, 2025, the conversion feature was revised such that it met the equity scope exception under ASC 815-40. As a result, the embedded derivative no longer required separate liability classification. The carrying amount of the derivative liability as of the modification date was reclassified to additional paid-in capital.

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

As of August 31, 2026, we had cash of $12,052 and a working capital deficit of $2,294,124. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $250,000. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of August 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of August 31, 2026, our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of August 31, 2026, because, in light of the Company’s limited operations and personnel since inception as a blank check company, the Company has not yet fully designed, implemented and documented formal internal control over financial reporting, including with respect to segregation of duties and written policies and procedures for accounting and financial reporting. Notwithstanding the foregoing, management believes that the unaudited consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented. Management intends to continue to develop and formalize the Company’s internal control over financial reporting, including in connection with the preparation for its initial business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2023, the Sponsor received 17,250,000 of Company’s Class B ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the founder. On November 13, 2023, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the 17,250,000 shares of common stock converted to 1,725,000 Class B ordinary shares. On March 20, 2024, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 1,983,750 Class B ordinary shares, including 258,750 additional shares subject to forfeiture if the underwriters’ over-allotment option was not exercised. The underwriters did not exercise their over-allotment option, and accordingly, the 258,750 additional Class B ordinary shares were forfeited, leaving 1,725,000 Class B ordinary shares outstanding prior to their conversion into Class A ordinary shares upon the closing of the Company’s initial public offering.

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

On August 21, 2026, the Company issued an unsecured convertible promissory note to the Sponsor in the principal amount of up to $300,000. The note bears interest at 10% per annum and, in connection with a DeSPAC transaction, may be converted into ordinary shares of the post-business combination company at a conversion price of $1.00 per share. To the extent any such shares are issued, they will be issued in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

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

Date: October 6, 2026

Black Hawk Acquisition Corporation

By:	/s/ Kent Louis Kaufman
Name:	Kent Louis Kaufman
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)

